Form 10-Q
period 1995-09-30
GRIFFIN REAL ESTATE FUND IV
filed 1995-11-15
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549


                                   FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                      THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                         COMMISSION FILE NUMBER 0-13426

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1470203

                              750 NORTHLAND PLAZA

              3800 WEST 80TH STREET, MINNEAPOLIS, MINNESOTA 55431

                  REGISTRANT'S TELEPHONE NUMBER (612) 896-3800

                            WATS NUMBER 800-328-3788



Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                 Yes _x_ No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [ ]



                          GRIFFIN REAL ESTATE FUND-IV,

                             A LIMITED PARTNERSHIP


                                     INDEX


PART 1.   Financial Information

          Condensed Balance Sheets
            September 30, 1995 and December 31, 1994....................   1

          Condensed Statements of Operations
            for the three months and the nine months ended
            September 30, 1995 and 1994.................................   2

          Condensed Statements of Cash Flows
            for the nine months ended
            September 30, 1995 and 1994.................................   3

          Condensed Statements of Changes
            in Partners' Equity for the
            nine months ended September 30, 1995........................   4

          Notes to Financial Statements.................................   5

          Management's Discussion and Analysis of
            Financial Conditions and Results
            of Operations............................................... 6-7



PART II.  Other Information.............................................   8



SIGNATURES..............................................................   9



                          GRIFFIN REAL ESTATE FUND-IV,
                             A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                  (unaudited)



                                                September 30,     December 31,
                                                    1995             1994
ASSETS

Cash and cash equivalents                       $    313,857    $     97,469
Receivables and other assets                         833,120         975,430
     Total                                         1,146,977       1,072,899

PROPERTY:
     Land                                          1,203,093       1,203,093
     Buildings and improvements                   14,291,717      14,224,243
     Furniture and equipment                         998,392         998,392
       Total                                      16,493,202      16,425,728
     Less accumulated depreciation                 6,885,944       6,449,249
     Property - net                                9,607,258       9,976,479

TOTAL ASSETS                                    $ 10,754,235    $ 11,049,378



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
     Accounts payable and accrued liabilities   $    604,019    $    643,326
     Security deposits                                95,899          98,383
     Notes payable                                    57,088         107,088
     Mortgage notes payable                       12,377,511      12,453,362
       Total liabilities                          13,134,517      13,302,159


PARTNERS' EQUITY:
     General partner                                (222,130)       (220,855)
     Limited partners                             (2,158,152)     (2,031,926)
       Total partners' equity                     (2,380,282)     (2,252,781)

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 10,754,235    $ 11,049,378

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-IV,
                             A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)




                                 For the Three Months     For the Nine Months
                                  Ended September 30,     Ended September 30,
                                  1995         1994        1995         1994
REVENUES
Rental income                 $  876,043   $  822,050   $2,550,487   $2,399,433
Interest income                    3,405           15        6,087          833
Other income                      30,769       26,052       76,324       80,806
   Total revenues                910,217      848,117    2,632,898    2,481,072


OPERATING EXPENSES
Operating expenses               516,652      475,406    1,440,447    1,435,001
Interest expense                 283,718      260,002      854,205      717,687
Depreciation and
   amortization                  155,248      151,582      465,747      451,798
Total operating expenses         955,618      886,990    2,760,399    2,604,486


NET LOSS                          45,401       38,873      127,501      123,414

NET LOSS ALLOCATED
   TO GENERAL PARTNER                454          389        1,275        1,234

NET LOSS ALLOCATED
   TO LIMITED PARTNERS        $   44,947   $   38,484   $  126,226   $  122,180

NET LOSS PER LIMITED
   PARTNERSHIP UNIT           $     3.41   $     2.91   $     9.56   $     9.24
   (weighted average basis)

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                             A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (unaudited)




                                                     For the Nine Months
                                                     Ended September 30,
                                                      1995         1994
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(127,501)   $(123,414)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Depreciation and amortization               465,747      451,798
         Decrease in other assets-net                113,258      325,369
         Increase (decrease) in accounts payable
            and accrued liabilities                  (39,307)      16,280
         Decrease in security deposits                (2,484)      (2,702)
Net cash provided by operating activities            409,713      667,331

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                              (67,474)    (288,279)
Net cash used by investing activities                (67,474)    (288,279)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in mortgage payable                     (75,851)     (78,694)
   Reduction in notes payable                        (50,000)    (291,745)
   Redemption of limited partner units                  --         (8,485)
Net cash used by financing activities               (125,851)    (378,924)

INCREASE IN CASH AND CASH EQUIVALENTS                216,388          128

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       97,469       79,648

CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 313,857    $  79,776

CASH PAID DURING THE PERIOD FOR INTEREST           $ 844,403    $ 634,917

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-IV,
                             A LIMITED PARTNERSHIP
              CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995
                                  (unaudited)




                                GENERAL       LIMITED          TOTAL
                                PARTNER       PARTNERS      PARTNERSHIP
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1995           $  (220,855)   $(2,031,926)   $(2,252,781)

NET LOSS                          (1,275)      (126,226)      (127,501)

PARTNERS' EQUITY (DEFICIT)
   SEPTEMBER 30, 1995        $  (222,130)   $(2,158,152)   $(2,380,282)


See notes to condensed financial statements.





                          GRIFFIN REAL ESTATE FUND-IV,
                             A LIMITED PARTNERSHIP
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (unaudited)


1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate FundIV, A Limited Partnership's financial position as of September 30, 1995 and December 31, 1994 and the results of its operations for the three months and nine months ended September 30, 1995 and 1994 and its cash flows for the nine months ended September 30, 1995 and 1994.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1994 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.


2.   RELATED PARTY TRANSACTIONS

     The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, A Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1995 and 1994 relating to the Griffin Companies and its affiliates:

                                              1995                1994

     Management fee                       $  143,029          $ 139,970
     Supervisory fee                          21,396             50,211


3.   TAXABLE INCOME (LOSS)

     The net loss shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                       For the Nine Months
                                                       Ended September 30,
                                                    1995                1994

     Net loss per statement of operations       $   127,501         $   123,414

     Excess of tax depreciation over
       book depreciation                            114,949             146,705

     Taxable loss                               $   242,450         $   270,119




                          GRIFFIN REAL ESTATE FUND-IV,
                             A LIMITED PARTNERSHIP
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1995, the Partnership had cash and cash equivalents of $313,857 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1995.

Distributions to partners were not made during the first nine months of 1995. Future cash distributions will depend on future property operations.


RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Net rental income of the properties was $2,550,487 and $2,399,433 for the first three quarters of 1995 and 1994 respectively. This is an increase of $151,054 or 6.3%. The increase was a result of improvements in occupancy and in increases in rents which averaged 3.7%. Operating expenses were $1,440,447 and $1,435,001 for the first three quarters of 1995 and 1994 respectively, for a minor increase of $5,446. During the same period, interest expense was $854,205 and $717,687 for 1995 and 1994 respectively. This increase of $136,518 was a result of increasing short term interest rates, causing the interest rate of the mortgages, whose terms include a semi-annual interest rate adjustment, to increase from 7.1% during the third quarter of 1994 to 9.475% during the third quarter of 1995. The excess of expenses over revenues has resulted in losses from operations of $127,501 and $123,414 for the first three quarters of 1995 and 1994 respectively. Overall, operations of the Partnership and its properties resulted in cash flow for the first three quarters of 1995 of $216,388 compared to $128 during the same period of 1994.

Ravenwood Apartments is currently being marketed for sale. To date there has not been any agreement for sale to report.




                          GRIFFIN REAL ESTATE FUND-IV,
                             A LIMITED PARTNERSHIP

                                OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                                 1994                                 1995
                                                  at                                   at

                                   3/31     6/30     9/30     12/31     3/31     6/30     9/30     12/31
1.    Presidential
      Estates Apts.
      Indianapolis, IN              86%      85%      94%       91%      89%      95%      93%         %

2.    Brooklane Apts.
      Brown Deer, WI                94%      99%      96%       97%      95%      99%      98%         %

3.    Ravenwood Apts.
      Cincinnati, OH                89%      92%      90%       88%      86%      91%      91%         %





                          GRIFFIN REAL ESTATE FUND-IV,
                             A LIMITED PARTNERSHIP

                                    PART II
                               OTHER INFORMATION


Item 1.   Legal Proceedings

          On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit against Griffin Associates-IV, A Limited Partnership ("General Partner"), the general partner of Griffin Real Estate Fund-IV, A Limited Partnership ("Partnership"). The lawsuit alleges that the General Partner has wrongfully denied Everest access to the books and records of the Partnership. The court has granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner has complied with this court order. Everest continues to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner is vigorously defending The Partnership's right to keep its proprietary records from being reviewed by Everest, who is not limited partner of the Partnership and, therefore, we believe, not entitled to access to the books and records.

          Although the Partnership was not a named defendant in the action, the General Partner believes that it has a right to be indemnified for the costs of this litigation by the Partnership under the Partnership Agreement. Everest is contesting the General Partner's right to indemnification.

Item 6.   Exhibits and Reports on Form 8-K

          (a)    Exhibits

          Exhibit 27 - Financial Data Schedule - for SEC use only.

          (b)    Reports on Form 8-K

          No reports on Form 8-K have been filed during the quarter for which this report is filed.




                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             GRIFFIN REAL ESTATE FUND-IV,
                                             A LIMITED PARTNERSHIP



Date:  November 15, 1995                     By    /s/ Larry D. Fransen
                                                   Larry D. Fransen, for the
                                                   General Partner, Griffin
                                                   Associates-IV, A Limited
                                                   Partnership



Date:  November 15, 1995                     By    /s/ Larry D. Fransen
                                                   Larry D. Fransen, for the
                                                   General Partner, Griffin
                                                   Associates-IV, A Limited
                                                   Partnership