Form 10-K
period 1995-12-31
GRIFFIN REAL ESTATE FUND IV
filed 1996-03-29
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1995.   Commission file number 0-13426

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

    Minnesota                                                    41-1470203
    3800 West 80th Street - Suite 750
    Minneapolis, Minnesota                                            55431

    Registrant's telephone number                            (612) 896-3800


Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of each exchange on
    Title of each class                                 which registered
    -------------------                             ------------------------
          None                                                None

Securities registered pursuant to Section 12(g) of the act:  $13,220,000


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes _x_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this form 10-K.                                       [  ]


Forms 8-K dated October 6, 1989, October 1, 1991 with an amendment dated October 16, 1991, April 13, 1992 with an amendment dated December 31, 1992 and May 12, 1992 with amends dated October 15, 1992 and December 31, 1992 are incorporated by reference in this report.


               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS

                                                                           PAGE
PART I
   Item 1         Business...............................................   1

   Item 2         Properties.............................................   1

   Item 3         Legal Proceedings...................................... 1-2

   Item 4         Submission of Matters to a Vote
                  of Limited Partners....................................   2


PART II
   Item 5         Market for the Partnership's Limited Partnership
                  Interests and Related Limited Partner Matters..........   2

   Item 6         Selected Financial Data................................ 2-3

   Item 7         Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.......... 3-5

   Item 8         Financial Statements and Supplementary Data............   5

   Item 9         Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure....................   5


PART III
   Item 10        The General Partner of the Partnership................. 6-8

   Item 11        Management Remuneration and Transactions...............   8

   Item 12        Limited Partnership Ownership of Certain
                  Beneficial Owners and Management.......................   9

   Item 13        Certain Relationships and Related
                  Transactions...........................................   9


PART IV
   Item 14        Exhibits, Financial Statement Schedules
                  and Reports on Form 8-K................................   9


SIGNATURES...............................................................  10


               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                                     PART I
Item 1.  Business

         The registrant, Griffin Real Estate Fund-IV, A Limited Partnership (the "Partnership"), was organized on March 13, 1984 under the laws of the State of Minnesota. The Partnership was formed by the general partner, Griffin Associates-IV, a Minnesota limited partnership, to acquire existing, income-producing real properties for rental purposes. On December 23, 1983 the Partnership commenced an offering of $15,000,000 pursuant to a Registration Statement on Form S-11 under the Securities Act of 1933. The offering terminated December 22, 1984 upon the acceptance of 13,220 units ($13,220,000).

         The Partnership is engaged solely in the business of real estate investment. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

         As of December 31, 1995 the Partnership has made the real property investments set forth in the following table:

   Name, type of property                                  Date of        Type of
       and location        (a)            Size             Purchase     Ownership (b)
       ------------                       ----             --------     -------------
1.  Presidential Estates Apts.        244 units & 2        2/10/84      Mortgage Note
    Indianapolis, Indiana             office buildings

2.  Brooklane Apartments              278 units           12/27/84      Mortgage Note
    Brown Deer, Wisconsin

3.  Ravenwood Apts. (c)               192 units            4/30/85      Mortgage Note
    Cincinnati, Ohio


         (a) Reference is made to Schedule III of this annual report.

         (b) Reference is made to Note 3 of Notes to Financial Statements filed with this annual report for the current outstanding principal balances and a description of the long-term indebtedness secured by the Partnership's real property investments;

         (c) The Partnership has a 30% interest in this property. The other 70% interest is owned by Griffin Real Estate Fund-V, A Limited Partnership. Reference is made to Note 9 to the financial statements.

         The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located.

         The Terms of Transactions between the Partnership and affiliates of the General Partner are described in Item 11 to which reference is hereby made.

Item 2.  Properties

         The Partnership owns the real properties referred to in Item 1 to which reference is hereby made.

Item 3.  Legal Proceedings

         On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit against Griffin Associates IV ("General Partner"), the general partner of Griffin Real Estate Fund IV, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who is not a limited partner of the Partnership. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal on March 12, 1996 and a decision is pending.


Item 4.  Submission of Matters to a Vote of Limited Partners

         There were no matters submitted to a vote of the Limited Partners.

                                     PART II

Item 5. Market for the Partnership's Limited Partnership Interests and Related Limited Partner Matters

         There are approximately 1,436 holders of record of units of the Partnership. There is no public market for units and it is not anticipated that a public market for units will develop. The General Partner will not redeem or repurchase units except upon death of the original limited partner.

         Reference is made to Item 6 in this annual report for a discussion of cash distributions made to the Limited Partners.

Item 6.  Selected Financial Data

                     Griffin Real Estate Fund-IV, A Limited
                  Partnership For the Years Ended December 31,
                        1995, 1994, 1993, 1992, and 1991

                                1995          1994           1993           1992           1991
                                ----          ----           ----           ----           ----
Total revenues             $ 3,600,899    $ 3,394,914    $ 3,244,941    $ 3,836,340    $ 5,006,786

Loss before extra-
  ordinary item                (37,252)      (103,729)      (768,243)      (816,561)    (1,219,996)
Loss before extra-
  ordinary item per
  limited partner
  unit (c)                          (3)            (8)           (57)           (61)           (91)
Extraordinary Items:
  Gain on foreclosure
    of property                     --             --             --        171,728             --
Loss on extinguishment
  of debt                           --             --        (78,215)            --             --
Extraordinary items:
  Gain on foreclosure of
    property per limited
    partner unit (c)                --             --             --             13             --
Loss on extinguishment
  of debt per limited
  partner unit (c)                  --                            (6)            --             --
Net loss                       (37,252)      (103,729)      (846,458)      (644,833)    (1,219,996)
Net loss per limited
  partner unit (c)                  (3)            (8)           (63)           (48)           (91)

Total assets              $ 10,885,194   $ 11,049,378   $ 11,508,304   $ 11,359,546   $ 19,800,053
Mortgages and
  contracts for deed        12,363,382     12,453,362     12,558,350     11,871,516     19,695,090
Cash distributions
  per limited
  partner unit (b)(c)               --             --             --             --             --


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit I in this annual report.

(b) Cash distributions of $176 per limited partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore represented a return of capital. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership. The Partnership's Taxable Income and Tax Losses (including net income and losses from operations but not interest income earned on cash reserves and investments) as well as Profit or Loss on the Sale of Properties will constitute passive activity income and losses under the 1986 Act with respect to those taxpayers to which the passive activity rules apply.

(c) The net loss and cash distribution per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the period.

(d) The 1992 figures reflect the foreclosures of Mountain Creek Apartments and Kristopher Woods Apartments.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

RESULTS OF OPERATIONS

         Summary of Operations - 1995 Compared to 1994

         Rental rates of the property portfolio increased an average of 4.4%. Individually, rental rates increased by the smallest amount of 2.5% at Ravenwood Apartments and the largest amount of 5.5% at Presidential Estates Apartments.

         Average physical occupancy improved at two of the three properties with the physical occupancy at Ravenwood Apartments declining. Occupancy rates averaged increases from 92.1% to 93.2%. Rent loss due to vacancy declined by approximately $26,700. As a result of increased rental rates and improved occupancy, plus the increase in interest and other income, revenue increased approximately $206,000.

         Interest expense increased at all three properties with a total increase of approximately $187,300. The terms of all three mortgage notes includes an adjustable rate of interest. Rates that were at 7.1% at the beginning of 1994 rose throughout 1994 and 1995 to a high of 9.5% by the end of 1995.

         Excluding the interest expense and the depreciation and amortization expenses which are non-cash expenditures, total other operating expenses declined by approximately $60,700.

         As a result of improved revenue, and a smaller increase in expenses, Net Loss was reduced by approximately $66,500.

         During the year, the Partnership invested approximately $199,300 in physical improvements to the properties. The majority of these expenditures related to the completion of the exterior renovations and landscaping of Presidential Estates Apartments.

         As a result of the overall performance of the Partnership's properties in 1995 the Partnership added approximately $326,100 to its cash reserve balance.

         Summary of Operations - 1994 Compared to 1993

         During 1994, the Partnership's property portfolio operations improved. Rental rates increased an average on 2.2%. Rent loss due to vacancy declined by approximately $78,800. Average occupancy increased from 89.9% to 92.1%. As a result of increased rental rates and improved occupancy, total revenue increased approximately $150,000.

         Interest expense decreased by approximately $667,100. This was due to a reduction in the interest rates which resulted from the refinancing of the mortgage debt of the entire portfolio which took place on December 10, 1993. Interest rates which were at 12% during 1993 were reduced to 7.1% during the early part of 1994. However, the terms of the financing included an adjustable rate of interest feature which resulted in an increase in interest rates in 1994 as short term interest rates increased, ending the year at 9.1%.

         The lender required, as a condition of the loans, that certain repairs and improvements be made to the properties. Many of these repairs are reflected in the increased repair and maintenance expense.

         As a result of the increase in revenue, but more significantly the reduction in interest expense and the resulting decrease in total operating expenses, the Net Loss in 1994 was reduced by approximately $664,500 (excluding the extraordinary loss item in 1993).

         The improvements required by the lender as a condition of the loan resulted in the Partnership investing approximately $500,400 in physical improvements to the properties. The majority of these expenditures were incurred for a complete exterior renovation of Presidential Estates Apartments. These renovations included roof and siding replacements.

LIQUIDITY

         The Partnership has approximately $423,600 of cash reserves on hand at December 31, 1995. This should provide the Partnership with ample liquidity with which to operate the Partnership and provide funds for capital improvements to the properties in the near term and into the future. The Partnership has committed approximately $150,000 to capital improvements at Brooklane Apartments and approximately $50,000 at Presidential Estates Apartments.

         Although there can be no assurance of continuing cash flow from property operations, if anticipated cash flow is realized, the Partnership intends on resuming distributions in 1996 at an annual rate of $20 or 2% per partnership unit.

         Although there can be no assurance that a sale will ultimately be completed, the Partnership intends on selling its share of Ravenwood Apartments during 1996. Upon a successful completion of a sale, the proceeds will be distributed. The Partnership has no other plans for property sales in the near term.


                                 OCCUPANCY TABLE

         Approximate occupancy levels of the Partnership's investment property by quarter.

             Brooklane      Presidential     Ravenwood     Kristopher   Mountain Creek
             Apts.          Estates Apts.    Apts.         Woods Apts.  Apts.
             Brown Deer     Indianapolis     Cincinnati    Clarkston    Stone Mountain
             Wisconsin      Indiana          Ohio          Georgia      Georgia
3/31/95         95%            89%              86%            *              *
6/30/95         99%            95%              91%            *              *
9/30/95         98%            93%              91%            *              *
12/31/95        96%            90%              86%            *              *

3/31/94         93%            83%              91%            *              *
6/30/94         99%            85%              92%            *              *
9/30/94         96%            94%              90%            *              *
12/31/94        97%            91%              88%            *              *

3/31/93         89%            91%              92%            *              *
6/30/93         99%            93%              96%            *              *
9/30/93         99%            90%              94%            *              *
12/31/93        96%            87%              90%            *              *

3/31/92         93%            93%              92%           88%            82%
6/30/92         92%            96%              91%            *              *
9/30/92         91%            93%              96%            *              *
12/31/92        83%            90%              96%            *              *

3/31/91         96%            96%              96%           88%            75%
6/30/91         95%            97%              97%           86%            76%
9/30/91         96%            92%              97%           89%            75%
12/31/91        93%            91%              93%           88%            82%


* Indicates the Partnership did not own the property at the end of the quarter.



Item 8.  Financial Statements and Supplementary Data

         The Table of Contents to Financial Statements, Financial Statements and Supplementary Data listed in Item 14 are referenced herein as included in the exhibits attached to this report and are incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There have been no changes in independent auditors and as of the date of the filing, there were no material disagreements with the current independent auditors (Larson, Allen, Weishair & Co.,LLP) regarding any of the following:

         1)     Accounting principles or practices
         2)     Extent and quality of financial statement disclosure
         3)     Auditing scope or procedures



                                    PART III

Item 10. The General Partner of the Partnership

         The General Partner of the Partnership is Griffin Associates-IV, A Limited Partnership, a Minnesota limited partnership formed in August of 1983 by certain directors and officers of Griffin Companies for the sole purpose of acting as General Partner of the Partnership. As General Partner, Griffin Associates-IV manages and controls the affairs of the Partnership and has general responsibility and authority in all matters affecting its business.

         Griffin Companies, A Minnesota corporation organized in 1969, and its affiliates are engaged in real estate brokerage, real estate investment counseling, and management of commercial and residential real estate. Griffin Companies and its Affiliates have organized and served as general partners in thirty-two privately placed partnerships and six publicly offered partnerships, which were formed for the purpose of real estate investment.

         The General Partner and its Affiliates provide executive, supervisory and certain administrative services for the Partnership's operations and the General Partner is responsible for determining whether, when and on what terms properties should be sold or refinanced. In addition, the books and records of the Partnership are maintained by Griffin Companies, and are subject to audit by independent certified public accountants. The partners of the General Partner intend to devote only as much of their time to the business of the Partnership as they determine to be reasonably required. Limited Partners have no right to participate in the management of the Partnership.

         Effective December 31, 1994, James R. Wadsworth, one of the partners of the General Partner, withdrew as a partner.

         The identity and business experience of each of the partners of the General Partner is as follows:

         Larry D. Fransen (age 55) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.

         Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

         Acting on behalf of Griffin Companies' clients, Mr. Fransen has negotiated the acquisition and disposition of more than one billion dollars in investment real estate properties nationwide.

         He is a member of numerous professional organizations, including the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors, the National Association of Realtors (NAR), Minnesota Multi Housing Association (MHA), National MultiHousing Council (NMHC), the National Apartment Association (NAA), Commercial and Investment Institute, National Association of Real Estate Investment Trusts (NAREIT), and the Pension Real Estate Association
(PREA).

         Mr. Fransen holds the CCIM (Certified Commercial Investment Member) designation of the Commercial Investment Institute, as well as the SRS (Specialist in Real Estate Securities) designation. For 13 years, he was an instructor for the Commercial Investment Institute and served as the group's national president in 1983. He has been awarded the Omega Tau Rho Medal of Service for his years of service to the National Association of Realtors.

         Robert S. Dunbar (age 56) is Chief Executive Officer of Griffin Companies.

         Following several years with Control Data Corporation where he held various administrative and management positions, he was named Executive Vice President of the U.S. Jaycees in 1970, with responsibility for planning, budgeting and administration of the national organization. In 1972, he joined Ed. Phillips & Sons Company in Minneapolis, Minnesota as a sales manager. In 1975 he was elected President of Westland Capital Corporation, a Minneapolis venture capital firm, where he was responsible for analyzing various companies for potential investment opportunities. He joined Griffin Companies in 1977.

         Mr. Dunbar is a member of the Institute of Real Estate Management
(IREM) and the Minnesota Multi Housing Association (MHA). He holds the Certified Apartment Manager (CAM) designation of the National Apartment Association and is a Certified Property Manager (CPM) as designated by the National Association of Realtors. Mr. Dunbar also holds a Minnesota Real Estate Broker's License and has completed the necessary course work for their prestigious Certified Commercial Investment Member (CCIM) designation conferred by the Commercial Investment Institute. He is a member of the National MultiHousing Council and The Executive Committee (T.E.C.). He also serves on the Board of Trustees of Northwestern College.

         Robert E. Christenson (age 59) served as a Senior Vice President of Griffin Companies from April 1982 to March 1985. Since 1970 Mr. Christenson has been active in the brokerage of commercial investment real estate at two regional mortgage banking and investment real estate firms based in Minneapolis, Minnesota.

         Mr. Christenson holds the professional designation CCIM and is past President of the Upper Midwest CCIM Chapter. He is a member of the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors and the National Association of Realtors where he currently serves on the Commercial Investment Council. Mr. Christenson received the National Service Medal from the National Association of Realtors in September 1980, and was awarded the William
J. Campbell Trophy for the National Commercial Transaction of the Year for 1982 by the Realtors National Marketing Institute.

         Mr. Christenson is a member of the Real Estate Securities Syndication Institute and serves as a member of its National Syndication Forum. He is a member of the International Association for Financial Planning and is a member and Director of the Twin Cities Association for Financial Planning.

         Thomas A. Robeson (age 64) served as a Senior Vice President of Griffin Companies, which he joined in April 1980, until his departure on February 29, 1988.

         Mr. Robeson's previous business experience includes service in the Investment Division of a national insurance company, from 1955 to 1957, and from 1957 to 1972, with IBM Corporation, where he held various sales and management positions.

         Mr. Robeson entered the real estate field in 1972 when he joined a real estate firm in St. Paul, Minnesota. His responsibilities included brokerage, management and syndication of various types of real estate. In 1975, Mr. Robeson joined a Minneapolis investment company where he was involved in the brokerage of a wide range of commercial, industrial, and investment real estate. In 1978, he was promoted to Vice President and Manager of the Commercial-Investment Division of that company. He has experience in the acquisition and disposition of shopping centers, apartment buildings, commercial office buildings, motels, net leased industrial warehouse and manufacturing facilities, and industrial, commercial and residential unimproved property.

         Mr. Robeson holds the professional designation CCIM (Certified Commercial Investment Member of the Realtors National Marketing Institute). He is a member of the International Association for Financial Planning and of several real estate organizations, including the National Association of Industrial and Office Parks, the Upper Midwest Chapter of the Realtors National Marketing Institute, the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors and the National Association of Realtors.

         Messrs. Fransen and Dunbar together own 100% of the issued and outstanding shares of common stock of Griffin Companies. The partners of the General Partner represent and warrant that they have a collective personal net worth on an unaudited cost basis and on an unaudited estimated current value basis (measured as total assets at estimated current value less all liabilities) in excess of $1,500,000. The assets of the partners of the General Partner are largely invested in interests in real property and in Griffin Companies. Therefore, it may be difficult to precisely value such assets or to liquidate such assets expeditiously or on terms favorable to the seller.


Item 11. Management Remuneration and Transactions

         Partners of the General Partner receive no current or proposed direct remuneration in such capacity. The Partnership is required to pay a management fee to Griffin Companies and the General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described below:

         * Profits, losses, other than from refinancing or from the sale of Partnership properties, are allocated 99% to the limited partners and 1% to the general partner.

         * Cash flow distributions, other than from refinancing or from the sale of Partnership properties, are allocated 95% to the limited partners and 5% to the general partner.

         * Net proceeds from refinancing or from the sale of property other than upon liquidation, less any necessary liability reserves or debt payments, will be distributed in the following order subject to the general partner receiving at least 1% of the distributions:

                  ** First, to the limited partners to the extent that prior distributions are less than the original capital contribution plus 6% per annum (as defined in the Partnership Agreement);

                  ** Second, any unpaid real estate commissions due to the general partner on the resale of the Partnership properties;

                  ** Third, any remaining balance, 85% to the limited partners and 15% to the general partner.

         The Partnership is entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

         Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $ 11,781, $11,097 and $21,254 in 1995, 1994, and 1993
respectively, for these expenses.

         Reference is made to Note 6 of Notes to Financial Statements appearing elsewhere in this annual report for a description of related party transactions.


Item 12. Limited Partnership Ownership of Certain Beneficial Owners and
         Management

         No person or any "group" is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

         The individual general partners of the General Partner as a group have the following interest in the Partnership:

        Amount and Nature       Percent of Class
         of Beneficial           Outstanding at
        Title of Class             Ownership               December 31, 1995

  Limited Partnership Units    100 units purchased at           .8%
                                  $1,000 per unit

         No partner of the General Partner possesses a right to acquire beneficial ownership of interest of the Partnership. There exists no arrangement, known to the Partnership, the operation of which may at subsequent date result in a change in control of the Partnership.


Item 13. Certain Relationships and Related Transactions

         The partners of Griffin Associates-IV, the general partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies The following is a summary of approximate fees incurred for the years ended December 31:

                                         1995           1994            1993
                                         ----           ----            ----

        Property management fees      $ 192,305      $ 183,022       $ 184,543
        Major improvement
          supervisory fees               33,296         70,414          15,846


         On April 26, 1985, Griffin Real Estate Fund-IV entered into a joint venture with Griffin Real Estate Fund-V for the purpose of purchasing Ravenwood Apartments, with Griffin Real Estate Fund-V designated as the managing partner. Griffin Real Estate FundIV contributed $330,000 (30%) and Griffin Real Estate Fund-V contributed $770,000 (70%) to the venture. All allocations of cash flow, tax consequences, expenses, and future contributions are to be in the ratio of 30% to 70%, respectively. There are no remunerations between Griffin Real Estate Fund-IV and Griffin Real Estate Fund-V in relation to the Ravenwood Joint Venture.


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following documents are filed as part of this report:

         Exhibit 13: Financial Statements and Schedules.
         Exhibit 27: Financial Data Schedule.


         An 8-K was filed on April 13, 1992 with an amendment dated December 31, 1992 in regards to the disposition of Kristopher Woods Apartments.

         An 8-K was filed on May 12, 1992 with amendments dated October 15, 1992 and December 31, 1992 in regards to the disposition of Mountain Creek Apartments.

         No annual report or proxy material for the fiscal year 1995 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  March 25, 1996                        Griffin Real Estate Fund-IV,
                                              A Limited Partnership




                                              By:  /s/ Larry Fransen
                                                   Larry Fransen
                                                   for the General Partner
                                                   Griffin Associates-IV,
                                                   A Limited Partnership

Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.

Dated:  March 25, 1996                        By:  /s/ Larry Fransen
                                                   Larry Fransen
                                                   Managing General Partner
                                                   of the General Partner
                                                   Griffin Associates-IV
                                                   A Limited Partnership