Form 10-Q
period 1996-03-31
GRIFFIN REAL ESTATE FUND IV
filed 1996-05-13
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1996

                         COMMISSION FILE NUMBER 0-13426

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                             MINNESOTA     41-1470203

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

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



                          GRIFFIN REAL ESTATE FUND-IV,

                              A LIMITED PARTNERSHIP


                                      INDEX


PART 1.  Financial Information

         Condensed Balance Sheets
            March 31, 1996 and December 31, 1995......................   1

         Condensed Statements of Operations
            for the three months ended
            March 31, 1996 and 1995...................................   2

         Condensed Statements of Cash Flows
            for the three months ended
            March 31, 1996 and 1995

         Condensed Statements of Changes
            in Partners' Equity for the
            three months ended March 31, 1996.........................   4

         Notes to Financial Statements................................   5

         Management's Discussion and Analysis of
            Financial Conditions and Results
            of Operations............................................. 6-7



PART II. Other Information............................................   8



SIGNATURES............................................................   9




                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                                March 31,     December 31,
                                                  1996            1995
                                              ------------    ------------
ASSETS

Cash and cash equivalents                     $    403,653    $    423,615
Receivables and other assets                       883,750         872,515
                                              ------------    ------------
   Total                                         1,287,403       1,296,130
                                              ------------    ------------

PROPERTY:
   Land                                          1,203,093       1,203,093
   Buildings and improvements                   14,441,475      14,417,914
   Furniture and equipment                       1,003,999       1,003,999
                                              ------------    ------------
      Total                                     16,648,567      16,625,006
   Less accumulated depreciation                 7,182,473       7,035,942
                                              ------------    ------------
   Property - net                                9,466,094       9,589,064
                                              ------------    ------------

TOTAL ASSETS                                  $ 10,753,497    $ 10,885,194
                                              ============    ============



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities   $    603,388    $    678,629
   Security deposits                                92,501          92,795
   Notes payable                                    23,755          40,421
   Mortgage notes payable                       12,340,021      12,363,382
                                              ------------    ------------
      Total liabilities                         13,059,665      13,175,227
                                              ------------    ------------


PARTNERS' EQUITY:
   General partner                                (221,389)       (221,228)
   Limited partners                             (2,084,779)     (2,068,805)
                                              ------------    ------------
      Total partners' equity                    (2,306,168)     (2,290,033)
                                              ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 10,753,497    $ 10,885,194
                                              ============    ============



See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         For the Three Months
                                           Ended March 31,
                                          1996         1995
                                        ---------    ---------
REVENUES
Rental income                           $ 862,945    $ 826,496
Interest                                    4,794          728
Other income                               25,230       22,131
                                        ---------    ---------
   Total revenues                         892,969      849,355
                                        ---------    ---------


OPERATING EXPENSES
Operating expenses                        469,128      463,590
Interest expense                          283,760      285,691
Depreciation and amortization             156,216      155,250
                                        ---------    ---------
   Total operating expenses               909,104      904,531
                                        ---------    ---------


NET LOSS                                  (16,135)     (55,176)

NET LOSS ALLOCATED TO
   GENERAL PARTNER                           (161)        (552)
                                        ---------    ---------

NET LOSS ALLOCATED TO
   LIMITED PARTNERS                     $ (15,974)   $ (54,624)
                                        =========    =========

NET LOSS PER LIMITED PARTNERSHIP UNIT
   (weighted average basis)             $   (1.21)   $   (4.14)
                                        =========    =========



See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                    For the Three Months
                                                       Ended March 31,
                                                     1996          1995
                                                   ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $ (16,135)   $ (55,176)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Depreciation and amortization               156,216      155,250
         (Increase) decrease in other assets-net     (20,920)      58,741
         Decrease in accounts payable
            and accrued liabilities                  (75,241)     (31,102)
         Decrease in security deposits                  (294)      (4,304)
                                                   ---------    ---------
Net cash provided by operating activities             43,626      123,409
                                                   ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                (23,561)        --
                                                   ---------    ---------
Net cash used by investing activities                (23,561)        --
                                                   ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                        (16,666)     (16,667)
   Reduction in mortgage payable                     (23,361)     (23,616)
                                                   ---------    ---------
Net cash used by financing activities                (40,027)     (40,283)
                                                   ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS     (19,962)      83,126

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD      423,615       97,469
                                                   ---------    ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD          $ 403,653    $ 180,595
                                                   =========    =========

CASH PAID DURING THE PERIOD FOR INTEREST           $ 287,157    $ 281,727
                                                   =========    =========



See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                   (unaudited)

                               GENERAL        LIMITED         TOTAL
                               PARTNER        PARTNERS     PARTNERSHIP
                             -----------    -----------    -----------
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996           $  (221,228)   $(2,068,805)   $(2,290,033)

NET LOSS                            (161)       (15,974)       (16,135)
                             -----------    -----------    -----------

PARTNERS' EQUITY (DEFICIT)
   MARCH 31, 1996            $  (221,389)   $(2,084,779)   $(2,306,168)
                             ===========    ===========    ===========



See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (unaudited)

1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate FundIV, A Limited Partnership's financial position as of March 31, 1996 and December 31, 1995 and the results of its operations for the three months ended March 31, 1996 and 1995 and its cash flows for the three months ended March 31, 1996 and 1995.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, A Minnesota corporation. The following is a summary of fees incurred for the three months ended March 31, 1996 and 1995 relating to the Griffin Companies:

                                            1996                1995
                                            ----                ----

      Management fees                     $  48,181           $  46,806
      Supervisory fees                    $   7,572           $   6,150

3.    TAXABLE LOSS

      The net loss shown on the statement of operations is reconciled to the taxable loss as follows:

                                                   For the Three Months
                                                      Ended March 31,

                                                  1996             1995
                                                  ----             ----

      Net loss per statement of operations     $   16,135       $   55,176

      Excess of tax depreciation over
        book depreciation                          39,403           38,316
                                               ----------       ----------


      Taxable loss                             $   55,538       $   93,492
                                               ==========       ==========



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1996, the Partnership had cash and cash equivalents of $403,653 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions to partners were not made during the first quarter of 1996. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Gross rents of the properties were $948,028 and $911,134 for the first quarter of 1996 and 1995 respectively. This is an increase of $36,894 or a 4.0% increase in average apartment rental rates. Vacancy was $85,083 or 9.0% of gross rents and $84,638 or 9.3% for the first quarter of 1996 and 1995 respectively. Operating expenses were $469,128 and $463,590 for the first quarter of 1996 and 1995 respectively, for a minor increase of only $5,538 or 1%. Interest expense was $283,760 and $285,691 for the first quarter of 1996 and 1995 respectively. The decrease of $1,931 was due to a decrease of $89,725 in the mortgage note payable principle balance upon which the interest is calculated. The excess of total expenses over revenue resulted in net losses from operations of $16,135 and $55,176 in the first quarter of 1996 and 1995 respectively. This reduction in losses of $39,581 is essentially a result of increased revenue due to rising rental rates.

Ravenwood Apartments is currently being marketed for sale. A sale of the property is currently being negotiated, however, the property is not currently under any formal purchase contract.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                             1995                                  1996
                                -------------------------------       --------------------------------
                                              at                                    at
                                3/31     6/30     9/30    12/31       3/31     6/30     9/30     12/31
1.    Presidential
      Estates Apts.
      Indianapolis, IN           89%      95%      93%      90%        92%

2.    Brooklane Apts.
      Brown Deer, WI             95%      99%      98%      96%        92%

3.    Ravenwood Apts.
      Cincinnati, OH             86%      91%      91%      86%        87%




                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

         On September 21, 1995 Everest Investors, LLC ("Everest") filed a lawsuit against Griffin Associates IV ("General Partner"), the general partner of Griffin Real Estate Fund IV, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who is not a limited partner of the Partnership. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal on March 12, 1996 and a decision is pending.


Item 6.  Exhibits and Reports on Form 8-K

         (a)    Exhibits
                Exhibit 27 - Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       GRIFFIN REAL ESTATE FUND-IV,
                                       A LIMITED PARTNERSHIP



Date:    May 15, 1996                  By  /s/ Larry D. Fransen
                                           Larry D. Fransen, for the
                                           General Partner, Griffin
                                           Associates-IV, A Limited
                                           Partnership



Date:    May 15, 1996                  By  /s/ Larry D. Fransen
                                           Larry D. Fransen, A
                                           General Partner for Griffin
                                           Associates-IV, A Limited
                                           Partnership