Form 10-Q
period 1996-06-30
GRIFFIN REAL ESTATE FUND IV
filed 1996-08-12
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1996

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


PART 1.    Financial Information

           Condensed Balance Sheets
              June 30, 1996 and December 31, 1995............................ 1

           Condensed Statements of Operations
              for the three months and the six months ended
              June 30, 1996 and 1995......................................... 2

           Condensed Statements of Cash Flows
              for the six months ended
              June 30, 1996 and 1995......................................... 3

           Condensed Statements of Changes
              in Partners' Equity for the
              six months ended June 30, 1996................................. 4

           Notes to Financial Statements..................................... 5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations..................................................6-7



PART II.   Other Information................................................. 8



SIGNATURES .................................................................. 9



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)



                                                June 30,     December 31,
                                                  1996            1995
                                             ------------    ------------
ASSETS

Cash and cash equivalents                    $    374,479    $    423,615
Receivables and other assets                      902,088         872,515
                                             ------------    ------------
  Total                                         1,276,567       1,296,130
                                             ------------    ------------

PROPERTY:
  Land                                          1,203,093       1,203,093
  Buildings and improvements                   14,501,993      14,417,914
  Furniture and equipment                       1,003,999       1,003,999
                                             ------------    ------------
     Total                                     16,709,085      16,625,006
  Less accumulated depreciation                 7,329,004       7,035,942
                                             ------------    ------------
  Property - net                                9,380,081       9,589,064
                                             ------------    ------------

TOTAL ASSETS                                 $ 10,656,648    $ 10,885,194
                                             ============    ============



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities   $    618,741    $    678,629
  Security deposits                                95,265          92,795
  Notes payable                                     7,088          40,421
  Mortgage notes payable                       12,315,650      12,363,382
                                             ------------    ------------
     Total liabilities                         13,036,744      13,175,227
                                             ------------    ------------


PARTNERS' EQUITY:
  General partner                                (222,129)       (221,228)
  Limited partners                             (2,157,967)     (2,068,805)
                                             ------------    ------------
     Total partners' equity                    (2,380,096)     (2,290,033)
                                             ------------    ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY       $ 10,656,648    $ 10,885,194
                                             ============    ============


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                    For the Three Months          For the Six Months
                                       Ended June 30,               Ended June 30,

                                    1996           1995           1996           1995
                                -----------    -----------    -----------    -----------
REVENUES
Rental income                   $   856,767    $   847,948    $ 1,719,712    $ 1,674,444
Interest income                       4,407          1,954          9,201          2,682
Other income                         29,538         23,424         54,768         45,555
                                -----------    -----------    -----------    -----------
   Total revenues                   890,712        873,326      1,783,681      1,722,681
                                -----------    -----------    -----------    -----------


OPERATING EXPENSES
Operating expenses                  525,660        460,205        994,788        923,795
Interest expense                    282,764        284,796        566,524        570,487
Depreciation and
   amortization                     156,216        155,249        312,432        310,499
                                -----------    -----------    -----------    -----------
Total operating expenses            964,640        900,250      1,873,744      1,804,781
                                -----------    -----------    -----------    -----------


NET INCOME (LOSS)                   (73,928)       (26,924)       (90,063)       (82,100)

NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                  (740)          (269)          (901)          (821)
                                -----------    -----------    -----------    -----------

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS          $   (73,188)   $   (26,655)   $   (89,162)   $   (81,279)
                                ===========    ===========    ===========    ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT             $     (5.54)   $     (2.01)   $     (6.75)   $     (6.15)
                                ===========    ===========    ===========    ===========
   (weighted average basis)



See notes to condensed financial statements.


                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)




                                                       For the Six Months
                                                          Ended June 30,

                                                       1996        1995
                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $ (90,063)   $ (82,100)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Depreciation and amortization                312,432      310,499
         Decrease (Increase) in other assets-net      (48,943)     114,288
         Decrease in accounts payable
            and accrued liabilities                   (59,888)     (42,597)
         Increase (decrease) in security deposits       2,470       (1,910)
                                                    ---------    ---------
Net cash provided by operating activities             116,008      298,180
                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                               (84,079)     (11,112)
                                                    ---------    ---------
Net cash used by investing activities                 (84,079)     (11,112)
                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                         (33,333)     (33,333)
   Reduction in mortgage payable                      (47,732)     (46,134)
                                                    ---------    ---------
Net cash used by financing activities                 (81,065)     (79,467)
                                                    ---------    ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS      (49,136)     207,601

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD       423,615       97,469
                                                    ---------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $ 374,479    $ 305,070
                                                    =========    =========

CASH PAID DURING THE PERIOD FOR INTEREST            $ 570,108    $ 560,459
                                                    =========    =========

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                   (unaudited)




                               GENERAL        LIMITED         TOTAL
                               PARTNER        PARTNERS     PARTNERSHIP
                             -----------    -----------    -----------

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996           $  (221,228)   $(2,068,805)   $(2,290,033)

NET LOSS                            (901)       (89,162)       (90,063)
                             -----------    -----------    -----------

PARTNERS' EQUITY (DEFICIT)
   JUNE 30, 1996             $  (222,129)   $(2,157,967)   $(2,380,096)
                             ===========    ===========    ===========


See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (unaudited)

1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-IV, A Limited Partnership's financial position as of June 30, 1996 and December 31, 1995 and the results of its operations for the three months and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, A Minnesota corporation. The following is a summary of fees incurred for the six months ended June 30, 1996 and 1995 relating to the Griffin Companies and its affiliates:

                                                1996                1995
                                                ----                ----

            Management fees                 $  96,563           $  93,404
            Supervisory fees                $  20,488           $  11,394


3.    TAXABLE LOSS

      The net loss shown on the statement of operations is reconciled to the taxable loss as follows:

                                                        For the Six Months
                                                           Ended June 30,

                                                       1996            1995
                                                       ----            ----

            Net loss per statement of operations    $ 90,063         $ 82,100

            Excess of tax depreciation over
              book depreciation                       78,807           76,633
                                                    --------         --------

            Taxable loss                            $168,870         $158,733
                                                    ========         ========



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1996, the Partnership had cash and cash equivalents of $374,479 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions to partners were not made during the first half of 1996. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Net rental income of the properties was $856,767 and $847,948 and for the second quarter of 1996 and 1995 respectively. This is an increase of $8,819 or 1%. Operating expenses were $525,660 and $460,205 for the second quarter of 1996 and 1995 respectively. This is an increase in operating expenses of $65,455 attributable primarily to increases in replacement of carpet and appliances. The combination of increased revenue and a greater increase in expenses resulted in a loss from operations of $73,928 for the second quarter of 1996 as compared to a net loss of $26,924 for the second quarter of 1995. Overall, operations of the Partnership and its properties resulted in negative cash flow for the second quarter of $49,136 compared to a positive cash flow of $207,601 during the second quarter of 1995.

Ravenwood Apartments is currently being marketed for sale. A contract for the sale of the property was executed on July 1, 1996. The agreement for the sale is contingent upon the satisfactory inspection and acceptance of the property at the sole discretion of the buyer.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                             1995                                  1996
                                              at                                    at
                               -------------------------------         ------------------------------
                               3/31     6/30     9/30    12/31         3/31     6/30    9/30    12/31
1.    Presidential
      Estates Apts.
      Indianapolis, IN          89%      95%      93%      90%          92%      88%

2.    Brooklane Apts.
      Brown Deer, WI            95%      99%      98%      96%          92%      98%

3.    Ravenwood Apts.
      Cincinnati, OH            86%      91%      91%      86%          87%      87%


                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION


Item 1.       Legal Proceedings

                     On September 20, 1995 Everest Investors, LLC ("Everest")
              filed a lawsuit in Hennepin County Minnesota's Fourth Judicial District Court against Griffin Associates IV ("General Partner"), the general partner of Griffin Real Estate Fund-IV, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who has not been admitted as a limited partner of the Partnership despite having been assigned a financial interest in 649 units by some original limited partners. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal in the Minnesota Court of Appeals on March 12, 1996. Briefs were filed and oral arguments were heard by the court on July 1, 1996. A decision is pending.

              Also, as of June 30, 1996, an individual was pursuing a legal action against the Partnership for injuries sustained in a fall. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. Any judgement against the Partnership would be covered by insurance.


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




                                         GRIFFIN REAL ESTATE FUND-IV,
                                         A LIMITED PARTNERSHIP



Date:  August 15, 1996                   By    /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Associates-IV, A Limited
                                               Partnership



Date:  August 15, 1996                   By    /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Associates-IV, A Limited
                                               Partnership