Form 10-Q
period 1996-09-30
GRIFFIN REAL ESTATE FUND IV
filed 1996-11-12
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                         COMMISSION FILE NUMBER 0-13426

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1470203

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788




Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                              Yes __X__  No ____

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
                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              September 30, 1996 and December 31, 1995......................   1

           Condensed Statements of Operations
              for the three months and the nine months ended
              September 30, 1996 and 1995...................................   2

           Condensed Statements of Cash Flows
              for the nine months ended
              September 30, 1996 and 1995...................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              nine months ended September 30, 1996..........................   4

           Notes to Financial Statements....................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations................................................. 6-7


PART II.   Other Information................................................   8


SIGNATURES..................................................................   9



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                              September 30,     December 31,
                                                  1996              1995
                                              ------------     ------------
ASSETS

Cash and cash equivalents                     $    527,168     $    423,615
Receivables and other assets                       845,348          872,515
                                              ------------     ------------
  Total                                          1,372,516        1,296,130
                                              ------------     ------------

PROPERTY:
  Land                                           1,203,093        1,203,093
  Buildings and improvements                    14,521,479       14,417,914
  Furniture and equipment                        1,003,999        1,003,999
                                              ------------     ------------
     Total                                      16,728,571       16,625,006
  Less accumulated depreciation                  7,475,535        7,035,942
                                              ------------     ------------
  Property - net                                 9,253,036        9,589,064
                                              ------------     ------------

TOTAL ASSETS                                  $ 10,625,552     $ 10,885,194
                                              ============     ============


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities    $    597,297     $    678,629
  Security deposits                                 93,310           92,795
  Notes payable                                       --             40,421
  Mortgage notes payable                        12,285,236       12,363,382
                                              ------------     ------------
     Total liabilities                          12,975,843       13,175,227
                                              ------------     ------------


PARTNERS' EQUITY:
  General partner                                 (221,831)        (221,228)
  Limited partners                              (2,128,460)      (2,068,805)
                                              ------------     ------------
     Total partners' equity                     (2,350,291)      (2,290,033)
                                              ------------     ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY        $ 10,625,552     $ 10,885,194
                                              ============     ============

See notes to condensed financial statements.


                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                    For the Three Months           For the Nine Months
                                     Ended September 30,           Ended September 30,

                                     1996           1995           1996             1995
                                     ----           ----           ----             ----
REVENUES
Rental income                    $   896,050    $   876,043     $ 2,615,762     $ 2,550,487
Interest income                        5,250          3,405          14,451           6,087
Other income                          29,850         30,769          84,618          76,324
                                 -----------    -----------     -----------     -----------
   Total revenues                    931,150        910,217       2,714,831       2,632,898
                                 -----------    -----------     -----------     -----------


OPERATING EXPENSES
Operating expenses                   463,390        516,652       1,458,178       1,440,447
Interest expense                     281,740        283,718         848,264         854,205
Depreciation and
   amortization                      156,215        155,248         468,647         465,747
                                 -----------    -----------     -----------     -----------
Total operating expenses             901,345        955,618       2,775,089       2,760,399
                                 -----------    -----------     -----------     -----------


NET INCOME (LOSS)                     29,805        (45,401)        (60,258)       (127,501)

NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                    298           (454)           (603)         (1,275)
                                 -----------    -----------     -----------     -----------

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS           $    29,507    $   (44,947)    $   (59,655)    $  (126,226)
                                 ===========    ===========     ===========     ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT              $      2.23    $     (3.41)    $     (4.52)    $     (9.56)
   (weighted average basis)      ===========    ===========     ===========     ===========

See notes to condensed financial statements.


                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        For the Nine Months
                                                        Ended September 30,

                                                         1996         1995
                                                         ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          $ (60,258)    $(127,501)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Depreciation and amortization                 468,647       465,747
         Decrease (Increase) in other assets-net        (1,887)      113,258
         Decrease in accounts payable
            and accrued liabilities                    (81,332)      (39,307)
         Increase (decrease) in security deposits          515        (2,484)
                                                     ---------     ---------
Net cash provided by operating activities              325,685       409,713
                                                     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                               (103,565)      (67,474)
                                                     ---------     ---------
Net cash used by investing activities                 (103,565)      (67,474)
                                                     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                          (40,421)      (50,000)
   Reduction in mortgage payable                       (78,146)      (75,851)
                                                     ---------     ---------
Net cash used by financing activities                 (118,567)     (125,851)
                                                     ---------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS                  103,553       216,388

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD        423,615        97,469
                                                     ---------     ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD            $ 527,168     $ 313,857
                                                     =========     =========

CASH PAID DURING THE PERIOD FOR INTEREST             $ 852,080     $ 844,403
                                                     =========     =========

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                   (unaudited)

                                GENERAL         LIMITED          TOTAL
                                PARTNER         PARTNERS      PARTNERSHIP
                                -------         --------      -----------

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1996            $  (221,228)    $(2,068,805)    $(2,290,033)

NET LOSS                             (603)        (59,655)        (60,258)
                              -----------     -----------     -----------

PARTNERS' EQUITY (DEFICIT)
   SEPTEMBER 30, 1996         $  (221,831)    $(2,128,460)    $(2,350,291)
                              ===========     ===========     ===========

See notes to condensed financial statements.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (unaudited)

1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-IV, A Limited Partnership's financial position as of September 30, 1996 and December 31, 1995 and the results of its operations for the three months and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1995 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, A Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1996 and 1995 relating to the Griffin Companies and its affiliates:

                                                      1996                1995
                                                      ----                ----

            Management fees                       $  146,156          $  143,029
            Supervisory fees                      $   29,999          $   21,396


3.    TAXABLE LOSS

      The net loss shown on the statement of operations is reconciled to the taxable loss as follows:

                                                          For the Nine Months
                                                          Ended September 30,

                                                      1996                1995
                                                      ----                ----

            Net loss per statement of operations  $   60,258          $  127,501

            Excess of tax depreciation over
              book depreciation                      118,210             114,949
                                                   ---------           ---------
            Taxable loss                             178,468          $  242,450
                                                   =========           =========



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1996, the Partnership had cash and cash equivalents of $527,168 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1996.

Distributions to partners were not made for the first two quarters of 1996. However, a distribution was issued on October 25, 1996 of $5 per limited partnership unit to holders of record on September 30, 1996. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Net rental income of the properties was $896,050 and $876,043 for the third quarter of 1996 and 1995 respectively. This is an increase of $20,007 or 2%. Operating expenses were $463,390 and $516,652 for the third quarter of 1996 and 1995 respectively. While this is a decrease in operating expenses of $53,262, year to date expenses are quite comparable for the nine months ended September 30, 1996 and 1995. The combination of increased revenue and a decrease in expenses resulted in income from operations of $29,805 for the third quarter of 1996 as compared to a net loss of $45,401 for the third quarter of 1995. Overall, operations of the Partnership and its properties resulted in an increase in cash and cash equivalents for the first three quarters of $103,553 in 1996 compared to an increase of $216,388 for the same period in 1995.

Ravenwood Apartments is currently being marketed for sale. A contract for the sale of the property was executed on July 1, 1996. However, the agreement for the sale was canceled by the buyer.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.


                                    1995                         1996
                         -------------------------    --------------------------
                                     at                           at
                         3/31   6/30   9/30  12/31    3/31   6/30   9/30   12/31
1     Presidential
      Estates Apts
      Indianapolis, IN    89%    95%    93%    90%     92%    88%    92%

2     Brooklane Apts.
      Brown Deer, WI      95%    99%    98%    96%     92%    98%    99%

3     Ravenwood Apts.
      Cincinnati, OH      86%    91%    91%    86%     87%    87%    87%



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings

                  On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit in Hennepin County Minnesota's Fourth Judicial District Court against Griffin Associates IV ("General Partner"), the general partner of Griffin Real Estate Fund-IV, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who has not been admitted as a limited partner of the Partnership despite having been assigned a financial interest in 649 units by some original limited partners. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal in the Minnesota Court of Appeals on March 12, 1996. Briefs were filed and oral arguments were heard by the court on July 1, 1996. On September 10, 1996 the court affirmed the dismissal.

         Also, as of September 30, 1996, an individual was pursuing a legal action against the Partnership for injuries sustained in a fall. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. Any judgement against the Partnership would be covered by insurance.


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



                                         GRIFFIN REAL ESTATE FUND-IV,
                                         A LIMITED PARTNERSHIP



Date:  November 15, 1996                 By    /s/ Larry D. Fransen
                                               -------------------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Associates-IV, A Limited
                                               Partnership



Date:  November 15, 1996                 By    /s/ Larry D. Fransen
                                               -------------------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Associates-IV, A Limited
                                               Partnership