Form 10-K
period 1996-12-31
GRIFFIN REAL ESTATE FUND IV
filed 1997-03-31
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1996.     Commission file number 0-13426

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


                                TABLE OF CONTENTS

                                                                           PAGE
PART I
    Item 1         Business...............................................  1-2

    Item 2         Properties.............................................    3

    Item 3         Legal Proceedings......................................    3

    Item 4         Submission of Matters to a Vote
                   of Limited Partners....................................    3


PART II
    Item 5         Market for the Partnership's Limited Partnership
                   Interests and Related Limited Partner Matters..........    3

    Item 6         Selected Financial Data................................  4-5

    Item 7         Management's Discussion and Analysis of
                   Financial Condition and Results of Operations..........  5-7

    Item 8         Financial Statements and Supplementary Data............    7

    Item 9         Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure....................    7


PART III
    Item 10        The General Partner of the Partnership................. 8-10

    Item 11        Management Remuneration and Transactions...............10-11

    Item 12        Limited Partnership Ownership of Certain
                   Beneficial Owners and Management.......................   11

    Item 13        Certain Relationships and Related
                   Transactions...........................................   11


PART IV
    Item 14        Exhibits, Financial Statement Schedules
                   and Reports on Form 8-K................................   11


SIGNATURES         .......................................................   12



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

          The Partnership is engaged solely in the business of real estate investment, and is limiting its investment to the real property acquired at its inception plus reasonable repairs and capital improvements. The goal of these investments is to generate both capital gain income and current income from cash flow. The Partnership does not invest in real estate mortgages, securities of or interests in persons primarily engaged in real estate activities, or in other securities. A presentation of information about industry segments is not applicable and would not be material to an understanding of the Partnership's business taken as a whole.

          The General Partner manages and controls all of the affairs of the Partnership, including deciding when and on what terms properties should be sold or refinanced.

         As of December 31, 1996 the Partnership has made the real property investments set forth in the following table:


         Name, type of property                                           Date of           Type of
            and location        (a)                Size                   Purchase       Ownership (b)
            ------------                           ----                   --------       ---------
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

   (c) The Partnership has a 30% interest in this property. The other 70% interest is owned by Griffin Real Estate Fund-V, A Limited Partnership. Reference is made to Note 8 to the financial statements.

         The Partnership's real property investments are subject to competition from similar types of properties in the vicinities in which they are located.

         The Terms of Transactions between the Partnership and affiliates of the General Partner are described in Item 11 to which reference is hereby made.

         It is the Partnership's policy to conduct its business activities in accordance with the Partnership Agreement which may not be changed without a vote of a majority of the Limited Partnership units outstanding. Pursuant to the Partnership Agreement, the Partnership may not issue senior securities, make loans to other persons, invest in the securities of other entities for the purposes of exercising control, underwrite the securities of others or offer securities in exchage for property.

         As circumstances dictate, the Partnership has the right under the Partnership Agreement to borrow money, and to use its investments in real property as collateral for that debt. The amount of debt for acquisitions was subject to a maximum of 75% loan to value. Although not required, the General Partner intends to maintain this limit with any subsequent refinancings. No refinancings occurred in 1996, 1995, or 1994. There is no limit on the number of mortgages that may be taken out on any one piece of the Partnership's real properties.

         The Partnership Agreement provides for the redemption of limited partnership units under certain circumstances. In 1996, 1995 and 1994 the Partnership redeemed zero, zero and ten units respectively.

         It is the policy of the General Partner to report on a quarterly basis to the limited partners. Each interim report contains limited financial reporting with a management discussion of operations and goals for the Partnership. The annual report contains financial statements that are audited by independent public accountants, and is accompanied by a management discussion of operations and goals.


                                                  AVERAGE EFFECTIVE ANNUAL
                                                       RENTAL PER UNIT

            BROOKLANE               PRESIDENTIAL
            APARTMENTS              ESTATES                RAVENWOOD                KRISTOPHER             MOUNTAIN CREEK
            BROWN DEER, WI          INDIANAPOLIS,          APARTMENTS               WOODS APARTMENTS       APARTMENTS STONE
                                    IN                     CINCINNATI, OH           CLARKSTON, GA          MTN., GA
----------- ----------------------- ---------------------- ------------------------ ---------------------- ----------------------
1996                       $ 6,848                $ 5,542                  $ 4,508            *                      *
----------- ----------------------- ---------------------- ------------------------ ---------------------- ----------------------
1995                         6,718                  5,359                    4,637            *                      *
----------- ----------------------- ---------------------- ------------------------ ---------------------- ----------------------
1994                         6,397                  4,972                    4,634            *                      *
----------- ----------------------- ---------------------- ------------------------ ---------------------- ----------------------
1993                         5,952                  4,865                    4,547            *                      *
----------- ----------------------- ---------------------- ------------------------ ---------------------- ----------------------
1992                         5,787                  4,921                    4,463                $ 6,013                $ 4,522


* Indicates the Partnership did not own the property at any time during the year.


                                                     SCHEDULE OF REAL
                                                       ESTATE TAXES

                   BROOKLANE          PRESIDENTIAL
                   APARTMENTS         ESTATES              RAVENWOOD  (b)           KRISTOPHER             MOUNTAIN CREEK
                   BROWN DEER,        INDIANAPOLIS         APARTMENTS               WOODS APARTMENTS       APARTMENTS STONE
                   WI                 IN                   CINCINNATI, OH           CLARKSTON, GA          MTN., GA
------------------ ------------------ -------------------- ------------------------ ---------------------- -----------------------
             1996
         TAX RATE        29.78                (a)                   20.99                     *                      *
       ASSESSMENT      $265,046               (a)                  $75,889                    *                      *
------------------ ------------------ -------------------- ------------------------ ---------------------- -----------------------
             1995
         TAX RATE        38.59               24.04                  20.57                     *                      *
       ASSESSMENT      $289,404            $148,181                $73,026                    *                      *
------------------ ------------------ -------------------- ------------------------ ---------------------- -----------------------
             1994
         TAX RATE        37.28               26.24                  18.89                     *                      *
       ASSESSMENT      $279,600            $142,861                $66,989                    *                      *
------------------ ------------------ -------------------- ------------------------ ---------------------- -----------------------
             1993
         TAX RATE        35.41               25.85                  18.60                     *                      *
       ASSESSMENT      $290,383            $148,552                $66,063                    *                      *
------------------ ------------------ -------------------- ------------------------ ---------------------- -----------------------
             1992
         TAX RATE        33.52               25.46                  20.22                   40.03                  40.03
       ASSESSMENT      $274,904            $138,607                $71,304                 $55,579                $53,584


* Indicates the Partnership did not own the property at any time during the year.

(a) Data not yet availabale

(b) The Partnership is allocated 30% of the stated assessment. Griffin Real Estate Fund-V, A Limited Partnership is allocated the remaining 70%.


 Item 2. Properties

         The Partnership owns the real properties referred to in Item 1 to which reference is hereby made.


 Item 3. Legal Proceedings

         On September 20, 1995 Everest Investors, LLC ("Everest") filed a lawsuit in Hennepin County Minnesota's Fourth Judicial District Court against Griffin Associates IV ("General Partner"), the general partner of Griffin Real Estate Fund IV, A Limited Partnership ("Partnership"). The lawsuit alleged that the General Partner had wrongfully denied Everest access to the books and records of the Partnership. The court granted, in part, Everest's request for access to the books and records and ordered the General Partner to provide Everest access to these records. The General Partner complied with this court order. Everest continued to seek access to additional books and records of the Partnership beyond the scope of the court order. The General Partner vigorously defended the Partnership's right to keep its proprietary records from being reviewed by Everest, who has not been admitted as a limited partner of the Partnership despite having been assigned a financial interest in 126 units by some original limited partners. The General Partner filed for a dismissal of the matter. The court heard arguments on September 29, 1995, October 26, 1995 and November 17, 1995. On November 27, 1995 the court dismissed Everest's lawsuit. Everest appealed the dismissal in the Minnesota Court of Appeals on March 12, 1996. Briefs were filed and oral arguments were heard by the court on July 1, 1996. On September 10, 1996 the court affirmed the dismissal.


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



 Item 6. Selected Financial Data


                                   Griffin Real Estate Fund-IV, A Limited Partnership
                            For the Years Ended December 31, 1996, 1995, 1994, 1993, and 1992

                                      1996               1995               1994               1993               1992
                                      ----               ----               ----               ----               ----
 Total revenues                   $ 3,665,258        $  3,600,899       $  3,394,914       $  3,244,941      $  3,836,340

 Income (Loss) before
   extra-ordinary item                 12,823             (37,252)          (103,729)          (768,243)         (816,561)
 Income (Loss) before
   extra-ordinary item per
   limited partner unit (c)                 1                  (3)                (8)               (57)              (61)
 Extraordinary Items:
   Gain on foreclosure
     of property                            -                   -                  -                  -           171,728
 Loss on extinguishment
   of debt                                  -                   -                  -            (78,215)                -
 Extraordinary items:
   Gain on foreclosure of
     property per limited
     partner unit (c)                       -                   -                  -                  -                13
   Loss on extinguishment
     of debt per limited
     partner unit (c)                       -                   -                  -                 (6)                -
 Net income (loss)                     12,823             (37,252)          (103,729)          (846,458)         (644,833)
 Net income (loss) per
   limited partner unit (c)                 1                  (3)                (8)               (63)              (48)

 Total assets                     $10,637,967        $ 10,885,194       $ 11,049,378       $ 11,508,304       $11,359,546
 Mortgages and
   contracts for deed              12,267,599          12,363,382         12,453,362         12,558,350        11,871,516
 Cash distributions
   per limited
   partner unit (b)(c)                      5                   -                  -                  -                 -


(a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 13 in this annual report.

(b) Cash distributions of $181 per limited partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore all represented a return of capital under Generally Accepted Accounting Principles. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership. The Partnership's Taxable Income and Tax Losses (including net income and losses from operations but not interest income earned on cash reserves and investments) as well as Profit or Loss on the Sale of Properties will constitute passive activity income and losses under the 1986 Act with respect to those taxpayers to which the passive activity rules apply.

(c) The net income (loss) and cash distribution per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the period.

(d) The 1992 figures reflect the foreclosures of Mountain Creek Apartments and Kristopher Woods Apartments.

 Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 RESULTS OF OPERATIONS

          Summary of Operations - 1996 Compared to 1995

          Rental rates of the property portfolio increased an average of 3.1%. Individually, rental rates decreased 1.2% at Ravenwood Apartments due to lower market rates, and increased 4.3% and 2.9% at Presidential Estates Apartments and Brooklane Apartments respectively.

          Average physical occupancy declined at all three properties, with the largest drop at Ravenwood Apartments where the average occupancy rate went from 88.1% to 86.7%. Rent loss due to vacancy rose by approximately $41,800. As a result of the overall increase in rental rates and despite a decrease in other income, total revenues increased approximately $64,400.

          Interest expense dropped slightly for all three properties since payments are being made on steadily declining principal balances. Interest rates averaged about the same throughout 1996 as they did for 1995.

          Excluding the interest expense and the depreciation and amortization expenses which are non-cash expenditures, total expenses increased slightly by about $8,500. The improved revenue and stable expenses combined to increase Net Income by about $50,000.

          During 1996, the Partnership invested approximately $302,900 in physical improvements to the properties. Most of these funds were spent on the pool HVAC system and hall remodeling at Brooklane Apartments, and on the parking lot and roofs at Presidential Estates Apartments.

          The overall performance of the Partnership's properties in 1996 added approximately $255,600 to its cash reserves before distributions to the limited partners.

          An improved cash position has enabled the Partnership to resume distributions to limited partners of record on September 30,1996 at $5 per unit. This equates to an annual return of $20 or 2% per partnership unit. Unitholders of record on December 31, 1996 were paid $10 per unit on January 24, 1997 consisting of the normal distribution of $5 and a bonus distribution of an additional $5 per unit.

          During 1996 the Partnership commenced the active sale of Ravenwood Apartments. A formal agreement for the sale was executed on February 11, 1997. Currently the purchase is contingent upon the satisfactory approval of the due diligence by the purchaser. Although there can be no assurance a closing will take place, if all goes according to schedule a sale of the property will be concluded during the month of April 1997.

          Summary of Operations -- 1996 Compared to 1995


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

 LIQUIDITY

          The Partnership has approximately $609,754 of cash reserves on hand at December 31, 1996. This should provide the Partnership with ample liquidity with which to operate the Partnership and provide funds for capital improvements to the properties in the near term and into the future. The Partnership has committed approximately $150,000 to capital improvements at Brooklane Apartments and approximately $130,000 at Presidential Estates Apartments.

          Although there can be no assurance of continuing cash flow from property operations, if anticipated cash flow is realized, the Partnership intends to continue distributions in 1997 at an annual rate of $20 or 2% per partnership unit.

          Although there can be no assurance that a sale will ultimately be completed, the Partnership intends on selling its share of Ravenwood Apartments during 1997. Upon a successful completion of a sale, the proceeds will be distributed. The Partnership has no other plans for property sales in the near term.


                                 OCCUPANCY TABLE

          Approximate occupancy levels of the Partnership's investment property by quarter.

                 Brooklane           Presidential         Ravenwood         Kristopher        Mtn. Creek
                 Apts.               Estates Apts.        Apts.             Woods Apts.       Apts.
                 Brown Deer          Indianapolis         Cincinnati        Clarkston         Stone Mtn.
                 Wisconsin           Indiana              Ohio              Georgia           Georgia
                 -----------         -------------        ----------        ------------      -------
 3/31/96         92%                 92%                  87%               *                 *
 6/30/96         98%                 88%                  87%               *                 *
 9/30/96         99%                 92%                  87%               *                 *
 12/31/96        96%                 89%                  85%               *                 *

 3/31/95         95%                 89%                  86%               *                 *
 6/30/95         99%                 95%                  91%               *                 *
 9/30/95         98%                 93%                  91%               *                 *
 12/31/95        96%                 90%                  86%               *                 *

 3/31/94         93%                 83%                  91%               *                 *
 6/30/94         99%                 85%                  92%               *                 *
 9/30/94         96%                 94%                  90%               *                 *
 12/31/94        97%                 91%                  88%               *                 *

 3/31/93         89%                 91%                  92%               *                 *
 6/30/93         99%                 93%                  96%               *                 *
 9/30/93         99%                 90%                  94%               *                 *
 12/31/93        96%                 87%                  90%               *                 *

 3/31/92         93%                 93%                  92%               88%               82%
 6/30/92         92%                 96%                  91%               *                 *
 9/30/92         91%                 93%                  96%               *                 *
 12/31/92        83%                 90%                  96%               *                 *


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

          The identity and business experience of each of the partners of the General Partner is as follows:

          Larry D. Fransen (age 56) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman.

          Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

          Acting on behalf of Griffin Companies' clients, Mr. Fransen has negotiated the acquisition and disposition of more than one billion dollars in investment real estate properties nationwide.

          He is a member of numerous professional organizations, including the Greater Minneapolis Area Board of Realtors, the Minnesota Association of Realtors, the National Association of Realtors (NAR), Minnesota Multi Housing Association (MHA), National Multi-Housing Council (NMHC), the National Apartment Association (NAA), Commercial and Investment Institute, National Association of Real Estate Investment Trusts (NAREIT), and the Pension Real Estate Association
(PREA).

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

          Robert S. Dunbar (age 57) is Chief Executive Officer of Griffin Companies. Following several years with Control Data Corporation where he held various administrative and management positions, he was named Executive Vice President of the U.S. Jaycees in 1970, with responsibility for planning, budgeting and administration of the national organization. In 1972, he joined Ed. Phillips & Sons Company in Minneapolis, Minnesota as a sales manager. In 1975 he was elected President of Westland Capital Corporation, a Minneapolis venture capital firm, where he was responsible for analyzing various companies for potential investment opportunities. He joined Griffin Companies in 1977.

          Mr. Dunbar is a member of the Institute of Real Estate Management
(IREM) and the Minnesota Multi Housing Association (MHA). He holds the Certified Apartment Manager (CAM) designation of the National Apartment Association and is a Certified Property Manager (CPM) as designated by the National Association of Realtors. Mr. Dunbar also holds a Minnesota Real Estate Broker's License and has completed the necessary course work for their prestigious Certified Commercial Investment Member (CCIM) designation conferred by the Commercial Investment Institute. He is a member of the National Multi-Housing Council and The Executive Committee (T.E.C.). He also serves on the Board of Trustees of Northwestern College.

          Robert E. Christenson (age 60) served as a Senior Vice President of Griffin Companies from April 1982 to March 1985. Since 1970 Mr. Christenson has been active in the brokerage of commercial investment real estate at two regional mortgage banking and investment real estate firms based in Minneapolis, Minnesota.

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

          Thomas A. Robeson (age 65) served as a Senior Vice President of Griffin Companies, which he joined in April 1980, until his departure on February 29, 1988.

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

 Item 11. Management Remuneration and Transactions

          Partners of the General Partner receive no current or proposed direct remuneration in such capacity. The Partnership is required to pay a management fee to Griffin Companies and the General Partner is entitled to receive a share of cash distributions, when and as cash distributions are made to the Limited Partners, and a share of profits or losses as described below:

        . Profits, losses, other than from refinancing or from the sale of Partnership properties, are allocated 99% to the limited partners and 1% to the general partner.

        . Cash flow distributions, other than from refinancing or from the sale of Partnership properties, are allocated 95% to the limited partners and 5% to the general partner.

        . Net proceeds from refinancing or from the sale of property other than upon liquidation, less any necessary liability reserves or debt payments, will be distributed in the following order subject to the general partner receiving at least 1% of the distributions:

               .. First, to the limited partners to the extent that prior distributions are less than the original capital contribution plus 6% per annum (as defined in the Partnership Agreement);

               .. Second, any unpaid real estate commissions due to the general partner on the resale of the Partnership properties;

               .. Third, any remaining balance, 85% to the limited partners and 15% to the general partner.

          The Partnership is entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

          Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $11,756, $ 11,781 and $11,097 in 1996, 1995, and 1994
respectively, for these expenses.

Reference is made to Note 5 of Notes to Financial Statements appearing elsewhere in this annual report for a description of related party transactions.

 Item 12. Limited Partnership Ownership of Certain Beneficial Owners and Management

          No person or any "group" is known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership.

          The individual general partners of the General Partner as a group have the following interest in the Partnership:

             Amount and Nature         Percent of Class
             of Beneficial             Outstanding at
             Title of Class                Ownership           December 31, 1996
             --------------                ---------           -----------------

          Limited Partnership Units   100 units purchased at          .8%
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

 Item 13. Certain Relationships and Related Transactions

          The partners of Griffin Associates-IV, the general partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies The following is a summary of approximate fees incurred for the years ended December 31:

                                        1996           1995           1994
                                        ----           ----           ----

        Property management fees     $195,590       $ 192,305      $ 183,022
        Major improvement
          supervisory fees             41,901          33,296         70,414

          On April 26, 1985, Griffin Real Estate Fund-IV entered into a joint venture with Griffin Real Estate Fund-V for the purpose of purchasing Ravenwood Apartments, with Griffin Real Estate Fund-V designated as the managing partner. Griffin Real Estate Fund-IV contributed $330,000 (30%) and Griffin Real Estate Fund-V contributed $770,000 (70%) to the venture. All allocations of cash flow, tax consequences, expenses, and future contributions are to be in the ratio of 30% to 70%, respectively. There are no remunerations between Griffin Real Estate Fund-IV and Griffin Real Estate Fund-V in relation to the Ravenwood Joint Venture.

 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

          The following documents are filed as part of this report:

               Exhibit 13:  Financial Statements and Schedules

               Exhibit 27:  Financial Data Schedule

          No annual report or proxy material for the fiscal year 1996 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.



                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  March 25, 1997               Griffin Real Estate Fund-IV,
                                      A Limited Partnership




                                      By:    Larry Fransen \s\
                                             ----------------------------------
                                             Larry Fransen
                                             for the General Partner
                                             Griffin Associates-IV,
                                             A Limited Partnership

          Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.





 Dated:  March 25, 1997               By:    Larry Fransen \s\
                                             ----------------------------------
                                             Larry Fransen
                                             Managing General Partner
                                             of the General Partner
                                             Griffin Associates-IV
                                             A Limited Partnership