Form 10-Q
period 1997-03-31
GRIFFIN REAL ESTATE FUND IV
filed 1997-05-14
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1997

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
                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              March 31, 1997 and December 31, 1996.......................   1

           Condensed Statements of Operations
              for the three months ended
              March 31, 1997 and 1996....................................   2

           Condensed Statements of Cash Flows
              for the three months ended
              March 31, 1997 and 1996....................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              three months ended March 31, 1997..........................   4

           Notes to Financial Statements.................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations.............................................. 6-7



PART II.   Other Information.............................................   8


SIGNATURES...............................................................   9




                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                  March 31,         December 31,
                                                    1997               1996
                                                ------------       ------------
ASSETS

Cash and cash equivalents                       $    513,080       $    609,754
Receivables and other assets                         717,294            728,896
                                                ------------       ------------
  Total                                            1,230,374          1,338,650
                                                ------------       ------------

PROPERTY:
  Land                                             1,203,093          1,203,093
  Buildings and improvements                      14,715,385         14,715,385
  Furniture and equipment                          1,009,394          1,009,394
                                                ------------       ------------
     Total                                        16,927,872         16,927,872
  Less accumulated depreciation                    7,777,082          7,628,555
                                                ------------       ------------
  Property - net                                   9,150,790          9,299,317
                                                ------------       ------------

TOTAL ASSETS                                    $ 10,381,164       $ 10,637,967
                                                ============       ============


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities      $    570,642       $    628,658
  Security deposits                                   86,691             88,396
  Mortgage notes payable                          12,242,179         12,267,599
                                                ------------       ------------
     Total liabilities                            12,899,512         12,984,653
                                                ------------       ------------


PARTNERS' EQUITY:
  General partner                                   (231,848)          (224,576)
  Limited partners                                (2,286,500)        (2,122,110)
                                                ------------       ------------
     Total partners' equity                       (2,518,348)        (2,346,686)
                                                ------------       ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $ 10,381,164       $ 10,637,967
                                                ============       ============

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)



                                              For the Three Months
                                                 Ended March 31,

                                               1997           1996
                                           ---------       ---------
REVENUES
Rental income                              $ 873,789       $ 862,945
Interest                                       5,931           4,794
Other income                                  23,617          25,230
                                           ---------       ---------
  Total revenues                             903,337         892,969
                                           ---------       ---------


OPERATING EXPENSES
Operating expenses                           495,308         469,128
Interest expense                             282,534         283,760
Depreciation and amortization                158,212         156,216
                                           ---------       ---------
  Total operating expenses                   936,054         909,104
                                           ---------       ---------


NET LOSS                                     (32,717)        (16,135)

NET LOSS ALLOCATED TO
  GENERAL PARTNER                               (327)           (161)
                                           ---------       ---------

NET LOSS ALLOCATED TO
  LIMITED PARTNERS                         $ (32,390)      $ (15,974)
                                           =========       =========

NET LOSS PER LIMITED PARTNERSHIP UNIT
  (weighted average basis)                 $   (2.45)      $   (1.21)
                                           =========       =========

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                        For the Three Months
                                                           Ended March 31,

                                                         1997           1996
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            $ (32,717)      $ (16,135)
  Adjustments to reconcile net loss
     to net cash provided by operating
     activities:
        Depreciation and amortization                   158,212         156,216
        (Increase) decrease in other assets-net           1,917         (20,920)
     Decrease in accounts payable
           and accrued liabilities                      (58,016)        (75,241)
        Decrease in security deposits                    (1,705)           (294)
                                                      ---------       ---------
Net cash provided by operating activities                67,691          43,626
                                                      ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                       --           (23,561)
                                                      ---------       ---------
Net cash used by investing activities                      --           (23,561)
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Reduction in notes payable                               --           (16,666)
  Distributions to partners                            (138,945)           --
  Reduction in mortgage payable                         (25,420)        (23,361)
                                                      ---------       ---------
Net cash used by financing activities                  (164,365)        (40,027)
                                                      ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (96,674)        (19,962)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         609,754         423,615
                                                      ---------       ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $ 513,080       $ 403,653
                                                      =========       =========

CASH PAID DURING THE PERIOD FOR INTEREST              $ 285,285       $ 287,157
                                                      =========       =========

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED March 31, 1997
                                   (unaudited)


                                  GENERAL           LIMITED            TOTAL
                                  PARTNER           PARTNERS        PARTNERSHIP
                                -----------       -----------       -----------

PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1997              $  (224,576)      $(2,122,110)      $(2,346,686)

DISTRIBUTIONS                        (6,945)         (132,000)         (138,945)

NET LOSS                               (327)          (32,390)          (32,717)
                                -----------       -----------       -----------

PARTNERS' EQUITY (DEFICIT)
   March 31, 1997               $  (231,848)      $(2,286,500)      $(2,518,348)
                                ===========       ===========       ===========

See notes to condensed financial statements.




                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (unaudited)

1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-IV, A Limited Partnership's financial position as of March 31, 1997 and December 31, 1996 and the results of its operations for the three months ended March 31, 1997 and 1996 and its cash flows for the three months ended March 31, 1997 and 1996.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1996 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, A Minnesota corporation. The following is a summary of fees incurred for the three months ended March 31, 1997 and 1996 relating to the Griffin Companies and its affiliates:

                                                       1997               1996
                                                       ----               ----

            Management fees                        $  49,491           $  48,181
            Supervisory fees                       $  13,359           $   7,572


3.    TAXABLE LOSS

      The net loss shown on the statement of operations is reconciled to the taxable loss as follows:

                                                       For the Three Months
                                                          Ended March 31,

                                                      1997                1996
                                                      ----                ----

            Net loss per statement of operations   $  32,717           $  16,135

            Excess of tax depreciation over
              book depreciation                       21,893              39,403
                                                   ---------           ---------

            Taxable loss                           $  54,610           $  55,538
                                                   =========           =========




                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1997, the Partnership had cash and cash equivalents of $513,080 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1997.

Distributions of $5 per Limited Partnership unit to partners were made following the first quarter of 1997 to unit holders of record on March 31, 1997. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

Net rental income of the properties was $873,789 and $862,945 for the first quarter of 1997 and 1996 respectively. This is an increase of $10,844 or 1.3%. Operating expenses were $936,054 and $909,104 for the first quarter of 1997 and 1996 respectively. This is an increase in operating expenses of $26,950 or 3%. No one expense category was responsible for this increase, but the more significant increases were in the areas of payroll, carpet, appliances and real estate taxes. The increased revenue was more than offset by the increase in expenses resulting in a net loss of $32,717 for the first quarter of 1997 as compared to a net loss of $16,135 for the first quarter of 1996. Overall, operations of the Partnership and its properties resulted in an increase in cash and cash equivalents before distributions to partners for the first quarter of $42,271 in 1997 compared to a decrease of $19,962 for the same period in 1996.

Ravenwood Apartments is currently under a purchase agreement dated February 11, 1997. Although the last contingencies to the sale were removed by May 1, 1997 there can still be no definite assurance that a closing will take place. If a closing takes place it would occur during the second quarter.



                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.

                                            1996                                 1997
                           -------------------------------       ------------------------------
                                             at                                   at
                           3/31     6/30     9/30    12/31       3/31     6/30    9/30    12/31
1.    Presidential
      Estates Apts.
      Indianapolis, IN      92%      88%      92%      89%        88%

2.    Brooklane Apts.
      Brown Deer, WI        92%      98%      99%      96%        94%

3.    Ravenwood Apts.
      Cincinnati, OH        87%      87%      87%      85%        85%



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

         Also, as of March 31, 1997, an individual was pursuing a legal action against the Partnership for injuries sustained in a fall. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. Any judgement against the Partnership would be covered by insurance.


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


                                          GRIFFIN REAL ESTATE FUND-IV,
                                          A LIMITED PARTNERSHIP



Date:  May 15, 1997                       By   /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Associates-IV, A Limited
                                               Partnership



Date:  May 15, 1997                       By   /s/ Larry D. Fransen
                                               --------------------
                                               Larry D. Fransen, for the
                                               General Partner, Griffin
                                               Associates-IV, A Limited
                                               Partnership