Form 10-Q
period 1997-06-30
GRIFFIN REAL ESTATE FUND IV
filed 1997-08-14
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1997

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

                          GRIFFIN REAL ESTATE FUND-IV,

                              A LIMITED PARTNERSHIP

                                      INDEX

PART 1.        Financial Information

               Condensed Balance Sheets
                  June 30, 1997 and December 31, 1996..................   1

               Condensed Statements of Operations
                  for the three months and the six months ended
                  June 30, 1997 and 1996...............................   2

               Condensed Statements of Cash Flows
                  for the six months ended
                  June 30, 1997 and 1996...............................   3

               Condensed Statements of Changes
                  in Partners' Equity for the
                  six months ended June 30, 1997.......................   4

               Notes to Financial Statements...........................   5

               Management's Discussion and Analysis of
                  Financial Conditions and Results
                  of Operations........................................ 6-7

PART II.       Other Information.......................................   8



SIGNATURES.............................................................   9

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)

                                                  June 30,          December 31,
                                                    1997               1996
                                                ------------       ------------
ASSETS
Cash and cash equivalents                       $    595,634       $    609,754
Receivables and other assets                         667,694            728,896
                                                ------------       ------------
   Total                                           1,263,328          1,338,650
                                                ------------       ------------

PROPERTY:
   Land                                            1,065,093          1,203,093
   Buildings and improvements                     13,672,828         14,715,385
   Furniture and equipment                           889,787          1,009,394
                                                ------------       ------------
      Total                                       15,627,708         16,927,872
   Less accumulated depreciation                   7,291,626          7,628,555
                                                ------------       ------------
   Property - net                                  8,336,082          9,299,317
                                                ------------       ------------

TOTAL ASSETS                                    $  9,599,410       $ 10,637,967
                                                ============       ============



LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
   Accounts payable and accrued liabilities     $    543,329       $    628,658
   Security deposits                                  79,787             88,396
   Mortgage notes payable                         11,309,536         12,267,599
                                                ------------       ------------
      Total liabilities                           11,932,652         12,984,653
                                                ------------       ------------


PARTNERS' DEFICIT:
   General partner                                  (235,545)          (224,576)
   Limited partners                               (2,097,697)        (2,122,110)
                                                ------------       ------------
      Total partners' deficit                     (2,333,242)        (2,346,686)
                                                ------------       ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT         $  9,599,410       $ 10,637,967
                                                ============       ============

See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                  For the Three Months          For the Six Months
                                     Ended June 30,               Ended June 30,

                                   1997         1996         1997             1996
                                ----------   ---------    -----------    -----------
REVENUES
Rental income                   $  846,048   $ 856,767    $ 1,719,837    $ 1,719,712
Interest income                      6,574       4,407         12,505          9,201
Other income                        26,347      29,538         49,964         54,768
Gain on sale of property           291,087        --          291,087           --
                                ----------   ---------    -----------    -----------
   Total revenues                1,170,056     890,712      2,073,393      1,783,681
                                ----------   ---------    -----------    -----------


OPERATING EXPENSES

Operating expenses                 451,730     525,660        947,038        994,788
Interest expense                   282,162     282,764        564,696        566,524
Depreciation and
   amortization                    181,584     156,216        339,796        312,432
                                ----------   ---------    -----------    -----------
Total operating expenses           915,476     964,640      1,851,530      1,873,744
                                ----------   ---------    -----------    -----------


NET INCOME (LOSS)                  254,580     (73,928)       221,863        (90,063)

NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                1,086        (740)          (550)          (901)
                                ----------   ---------    -----------    -----------

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS          $  253,494   $ (73,188)   $   222,413    $   (89,162)
                                ==========   =========    ===========    ===========

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT             $    19.20   $   (5.54)   $     16.85    $     (6.75)
                                ==========   =========    ===========    ===========
   (weighted average basis)


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         For the Six Months
                                                           Ended June 30,

                                                        1997          1996
                                                    -----------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                $   221,863    $ (90,063)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:

         Gain on sale of property                      (291,087)        --
         Depreciation and amortization                  339,796      312,432
         Decrease (Increase) in other assets-net         16,531      (48,943)
         Decrease in accounts payable
            and accrued liabilities                     (85,329)     (59,888)
         Increase (decrease) in security deposits        (8,609)       2,470
                                                    -----------    ---------
Net cash provided by operating activities               193,165      116,008
                                                    -----------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                                 (40,998)     (84,079)
   Proceeds from sale of property & equipment         1,000,195         --
                                                    -----------    ---------
Net cash used by investing activities                   959,197      (84,079)
                                                    -----------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                              --        (33,333)
   Reduction in mortgage payable                       (958,063)     (47,732)
   Distributions to partners                           (208,419)        --
                                                    -----------    ---------
Net cash used by financing activities                (1,166,482)     (81,065)
                                                    -----------    ---------

DECREASE IN CASH AND CASH EQUIVALENTS                   (14,120)     (49,136)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         609,754      423,615
                                                    -----------    ---------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $   595,634    $ 374,479
                                                    ===========    =========

CASH PAID DURING THE PERIOD FOR INTEREST            $   574,617    $ 570,108
                                                    ===========    =========

See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                                   (unaudited)

                             GENERAL           LIMITED               TOTAL
                             PARTNER           PARTNERS           PARTNERSHIP

PARTNERS' DEFICIT
   JANUARY 1, 1997         $(224,576)        $(2,122,110)        $(2,346,686)

NET INCOME (LOSS)               (550)            222,413             221,863

DISTRIBUTIONS                (10,419)           (198,000)           (208,419)
                           ---------         -----------         -----------

PARTNERS' DEFICIT          $(235,545)        $(2,097,697)        $(2,333,242)
  JUNE 30, 1997            =========         ===========          ==========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1997
                                   (unaudited)

1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit. As of June 30, 1997 there were 13,200 limited partnership units outstanding.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-IV, A Limited Partnership's financial position as of June 30, 1997 and December 31, 1996 and the results of its operations for the three months and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1996 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, A Minnesota corporation. The following is a summary of fees incurred for the six months ended June 30, 1997 and 1996 relating to the Griffin Companies and its affiliates:

                                                   1997                1996
                                                   ----                ----

            Management fees                    $  97,745           $  96,563
            Supervisory fees                   $  20,189           $  20,488


3.    TAXABLE LOSS

      The net loss shown on the statement of operations is reconciled to the taxable loss as follows:

                                                            For the Six Months
                                                              Ended June 30,

                                                          1997           1996
                                                          ----           ----

     Net income (loss) per statement of operations  $   221,863     $  (90,063)

     Excess of tax depreciation over
       book depreciation                                (43,346)       (78,807)
                                                      ---------       --------

     Taxable income (loss)                          $   178,517    $  (168,870)
                                                      =========       ========

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1997, the Partnership had cash and cash equivalents of $595,634 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1997.

Distributions to partners of $5 per Limited Partnership unit were made following the first quarter and again following the second quarter of 1997 to unitholders of record on June 30, 1997. In addition, distributions of $6 per unit were made, together with the second quarter amount, representing the proceeds from the sale of Ravenwood Apartments on June 16, 1997. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

The sale of Ravenwood Apartments on June 16, 1997 had a small impact on the comparablity of results of operations form one period to the next. Excluding the gain on the sale of Ravenwood, revenues and expenses for the three month and six month periods ended June 30, 1997 are quite similar to the same periods a year earlier. Capital improvements to the remaining properties total $40,998 so far in 1997, which contributed to a decrease in cash of $14,120 from the beginning of the year. This compares with a drop in cash of $49,136 in the first six months of 1996.

On June 22, 1997 a severe storm struck the Milwaukee area, and due to water runoff, a portion of the basements at Brooklane Apartments were flooded. The damage was largely limited to the contents within the basement and the subsequent cleanup. Insurance claims will cover the damage, except for the deductible.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.


                                             1996                                   1997
                            -------------------------------         ------------------------------
                                              at                                     at
                            3/31     6/30     9/30    12/31         3/31     6/30    9/30    12/31
1.    Presidential
      Estates Apts.
      Indianapolis, IN       92%      88%      92%      89%          88%      92%

2.    Brooklane Apts.
      Brown Deer, WI         92%      98%      99%      96%          94%      89%

3.    Ravenwood Apts.
      Cincinnati, OH         87%      87%      87%      85%          85%       *


     * Indicates the Partnership did not own this property at the end of the quarter

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

Item 6.       Exhibits and Reports on Form 8-K

              (a)    Exhibits
                     Exhibit 27 - Financial Data Schedule

              (b) No reports on Form 8-K have been filed during the quarter for which this report is filed. However, form 8-K was filed on July 1, 1997 to report the sale of the Partnership's 30% interest in Ravenwood Apartments on June 16, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               GRIFFIN REAL ESTATE FUND-IV,
                                               A LIMITED PARTNERSHIP

Date:  August 14, 1997                         By    /s/ Larry D. Fransen
                                                     --------------------
                                                     Larry D. Fransen, for the
                                                     General Partner, Griffin
                                                     Associates-IV, A Limited
                                                     Partnership

Date:  August 14, 1997                         By    /s/ Larry D. Fransen
                                                     --------------------
                                                     Larry D. Fransen, for the
                                                     Managing General Partner
                                                     of the General Partner
                                                     Griffin Associates-IV
                                                     A Limited Partnership