Form 10-Q
period 1997-09-30
GRIFFIN REAL ESTATE FUND IV
filed 1997-11-13
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

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
                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              September 30, 1997 and December 31, 1996......................   1

           Condensed Statements of Operations
              for the three months and the nine months ended
              September 30, 1997 and 1996...................................   2

           Condensed Statements of Cash Flows
              for the nine months ended
              September 30, 1997 and 1996...................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              nine months ended September 30, 1997..........................   4

           Notes to Financial Statements....................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations................................................. 6-7



PART II.   Other Information................................................   8



SIGNATURES..................................................................   9

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                              September 30,    December 31,
                                                  1997             1996
                                              ------------     ------------
ASSETS
------

Cash and cash equivalents                     $    160,941     $    609,754
Receivables and other assets                       690,550          728,896
                                              ------------     ------------
  Total                                            851,491        1,338,650
                                              ------------     ------------

PROPERTY:
  Land                                           1,065,093        1,203,093
  Buildings and improvements                    13,788,752       14,715,385
  Furniture and equipment                          889,787        1,009,394
                                              ------------     ------------
     Total                                      15,743,632       16,927,872
  Less accumulated depreciation                  7,428,801        7,628,555
                                              ------------     ------------
  Property - net                                 8,314,831        9,299,317
                                              ------------     ------------

TOTAL ASSETS                                  $  9,166,322     $ 10,637,967
                                              ============     ============


LIABILITIES AND PARTNERSHIP EQUITY
----------------------------------

LIABILITIES:
  Accounts payable and accrued liabilities    $    544,714     $    628,658
  Security deposits                                 76,975           88,396
  Mortgage notes payable                        11,279,530       12,267,599
                                              ------------     ------------
     Total liabilities                          11,901,219       12,984,653
                                              ------------     ------------


PARTNERS' DEFICIT:
  General partner                                 (239,572)        (224,576)
  Limited partners                              (2,495,325)      (2,122,110)
                                              ------------     ------------
     Total partners' deficit                    (2,734,897)      (2,346,686)
                                              ------------     ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT       $  9,166,322     $ 10,637,967
                                              ============     ============


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                      For the Three Months              For the Nine Months
                                       Ended September 30,              Ended September 30,
                                      1997             1996            1997             1996
                                      ----             ----            ----             ----
REVENUES
Rental income                    $    821,409     $    896,050    $  2,541,246     $  2,615,762
Interest income                         4,183            5,250          16,688           14,451
Other income                           24,952           29,850          74,916           84,618
Gain on sale of property               (2,269)            --           288,818             --
                                 ------------     ------------    ------------     ------------
   Total revenues                     848,275          931,150       2,921,668        2,714,831
                                 ------------     ------------    ------------     ------------


OPERATING EXPENSES
Operating expenses                    694,196          463,390       1,641,234        1,458,178
Interest expense                      260,386          281,740         825,082          848,264
Depreciation and
   amortization                       145,874          156,215         485,670          468,647
                                 ------------     ------------    ------------     ------------
Total operating expenses            1,100,456          901,345       2,951,986        2,775,089
                                 ------------     ------------    ------------     ------------


NET INCOME (LOSS)                    (252,181)          29,805         (30,318)         (60,258)

NET INCOME (LOSS) ALLOCATED
   TO GENERAL PARTNER                  (2,522)             298            (303)            (603)
                                 ------------     ------------    ------------     ------------

NET INCOME (LOSS) ALLOCATED
   TO LIMITED PARTNERS           $   (249,659)    $     29,507    $     30,015     $    (59,655)
                                 ============     ============    ============     ============

NET INCOME (LOSS) PER LIMITED
   PARTNERSHIP UNIT              $     (18.91)    $       2.23    $      (2.27)    $      (4.52)
   (weighted average basis)      ============     ============    ============     ============


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         For the Nine Months
                                                         Ended September 30,

                                                         1997           1996
                                                         ----           ----

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                         $   (30,318)    $   (60,258)
   Adjustments to reconcile net loss
      to net cash provided by operating
      activities:
         Gain on sale of property                      (288,818)           --
         Depreciation and amortization                  485,670         468,647
         Increase in other assets-net                   (15,024)         (1,887)
         Decrease in accounts payable
            and accrued liabilities                     (83,944)        (81,332)
         Increase (decrease) in security deposits       (11,421)            515
                                                    -----------     -----------
Net cash provided by operating activities                56,145         325,685
                                                    -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property                                (156,922)       (103,565)
   Proceeds from sale of property & equipment           997,926            --
                                                    -----------     -----------
Net cash provided (used) by investing activities        841,004        (103,565)
                                                    -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Reduction in notes payable                              --           (40,421)
   Reduction in mortgage payable                       (988,069)        (78,146)
   Distributions to partners                           (357,893)           --
                                                    -----------     -----------
Net cash used by financing activities                (1,345,962)       (118,567)
                                                    -----------     -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       (448,813)        103,553

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         609,754         423,615
                                                    -----------     -----------
CASH AND CASH EQUIVALENTS - END OF PERIOD           $   160,941     $   527,168
                                                    ===========     ===========

CASH PAID DURING THE PERIOD FOR INTEREST            $   835,233     $   852,080
                                                    ===========     ===========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                                   (unaudited)


                           GENERAL         LIMITED          TOTAL
                           PARTNER         PARTNERS      PARTNERSHIP
                         -----------     -----------     -----------

PARTNERS' DEFICIT
   JANUARY 1, 1997       $  (224,576)    $(2,122,110)    $(2,346,686)

NET LOSS                        (303)        (30,015)        (30,318)

DISTRIBUTIONS                (14,693)       (343,200)       (357,893)
                         -----------     -----------     -----------

PARTNERS' DEFICIT        $  (239,572)    $(2,495,325)    $(2,734,897)
   SEPTEMBER 30, 1997    ===========     =============   =============


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (unaudited)

1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit. As of September 30, 1997 there were 13,200 limited partnership units outstanding.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-IV, A Limited Partnership's financial position as of September 30, 1997 and December 31, 1996 and the results of its operations for the three months and nine months ended June 30, 1997 and 1996 and its cash flows for the nine months ended September 30, 1997 and 1996.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1996 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, A Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1997 and 1996 relating to the Griffin Companies and its affiliates:

                                                 1997            1996
                                                 ----            ----

            Management fees                  $ 142,625       $ 146,156
            Supervisory fees                 $  47,284       $  29,999


3.    TAXABLE LOSS

      The net loss shown on the statement of operations is reconciled to the taxable loss as follows:

                                                          For the Nine Months
                                                          Ended September 30,

                                                         1997            1996
                                                         ----            ----

            Net loss per statement of operations     $   30,318      $   60,258

            Excess of tax depreciation over
              book depreciation                          62,652         118,210
                                                     ----------      ----------

            Taxable loss                             $   92,970      $  178,468
                                                     ==========      ==========

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Griffin Real Estate Fund-IV, A Limited Partnership (the "Partnership") is a limited partnership formed in 1983 to invest in and operate income-producing real property. The Partnership raised $13,220,000 through the sale of Limited Partnership interests and utilized these proceeds to acquire four real property investments and a minority joint venture interest in one additional real property. Prior to 1997, title to two of these properties was relinquished through foreclosure. The joint venture property, Ravenwood Apartments, was sold on June 16, 1997. The sale was reported on form 8-K to the SEC.
The Partnership continues to operate its two remaining properties.

Inasmuch as the management's discussion and analysis below relates primarily to the time period since the end of the last fiscal year, investors are encouraged to review the financial statements and the management's discussion and analysis contained in the annual report for 1996 for a more complete understanding of the Partnership's financial position.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

1997 Compared to 1996

With a property sale occuring before the end of the second quarter of 1997, results of operations are not easily comparable for the Partnership as a whole. Comparisons are only meaningful either on a property by property basis or by comparing the combined results of the two remaining properties.

A dip in occupancy at Brooklane Apartments caused a drop in third quarter net operating income of about $32,000 from the third quarter of 1996, and a year to date drop of about $36,000 from the same period last year. Some factors adversely influencing occupancy were the construction of a senior housing project nearby, job transfers and new home purchases spurred on by lower mortgage rates. Presidential Estates on the other hand had an excellent third quarter with an average occupancy rate in excess of 92%. Capital improvements completed in the third quarter at Presidential Estates included parking lot improvements, roof replacements and decks. Combined operating expenses for the third quarter are unusually high because they reflect flood damage expenses at Brooklane Apartments before the insurance reimbursement which is expected in the fourth quarter. Anticipated insurance proceeds will total approximately $195,000.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1997, the Partnership had cash and cash equivalents of $160,941 which will be used for working capital requirements of the Partnership and its

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1997.

Distributions to partners of $5 per Limited Partnership unit were made following each of the first two quarters and again following the third quarter of 1997 to unitholders of record on September 30, 1997. In addition, distributions of $6 per unit were made, together with the second quarter amount, representing the proceeds from the sale of Ravenwood Apartments on June 16, 1997. Future cash distributions will depend on future property operations.


                                 OCCUPANCY TABLE


Approximate occupancy levels of the Partnership's investment property by quarter.

                                       1996                        1997
                          -------------------------    -------------------------
                                        at                          at
                          3/31   6/30   9/30  12/31    3/31  6/30   9/30   12/31
1.    Presidential
      Estates Apts.
      Indianapolis, IN     92%    88%    92%    89%     88%   92%    95%

2.    Brooklane Apts.
      Brown Deer, WI       92%    98%    99%    96%     94%   89%    90%

3.    Ravenwood Apts.
      Cincinnati, OH       87%    87%    87%    85%     85%    *      *


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


Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  Exhibit 27 - Financial Data Schedule

         (b) Form 8-K was filed on July 1, 1997 to report the sale of the Partnership's 30% interest in Ravenwood Apartments on June 16, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GRIFFIN REAL ESTATE FUND-IV,
                                         A LIMITED PARTNERSHIP


Date:  November 14, 1997                 By  /s/ Larry D. Fransen
                                             --------------------
                                             Larry D. Fransen, for the
                                             General Partner, Griffin
                                             Associates-IV, A Limited
                                             Partnership



Date:  November 14, 1997                 By  /s/ Larry D. Fransen
                                             --------------------
                                             Larry D. Fransen, for the
                                             Managing General Partner
                                             of the General Partner
                                             Griffin Associates-IV
                                             A Limited Partnership