Form 10-K
period 1997-12-31
GRIFFIN REAL ESTATE FUND IV
filed 1998-03-30
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

              Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

   For the fiscal year ended December 31, 1997. Commission file number 0-13426

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  Yes _X_ No____


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K
or any amendment to this form 10-K.                                          [ ]

Form 8-K dated July 1, 1997 is incorporated by reference in this report.

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP


                                TABLE OF CONTENTS

                                                                            PAGE
PART I
      Item 1    Business..................................................   1-2

      Item 2    Properties..................................................   3

      Item 3    Legal Proceedings...........................................   3

      Item 4    Submission of Matters to a Vote
                of Limited Partners.........................................   3


PART II
      Item 5    Market for the Partnership's Limited Partnership
                Interests and Related Limited Partner Matters...............   3

      Item 6    Selected Financial Data..................................... 4-5

      Item 7    Management's Discussion and Analysis of
                Financial Condition and Results of Operations............... 5-8

      Item 8    Financial Statements and Supplementary Data.................   8

      Item 9    Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure.........................   8


PART III
      Item 10   The General Partner of the Partnership..................... 9-11

      Item 11   Management Remuneration and Transactions.................. 11-12

      Item 12   Limited Partnership Ownership of Certain
                Beneficial Owners and Management...........................   12

      Item 13   Certain Relationships and Related
                Transactions...............................................   13


PART IV
      Item 14   Exhibits, Financial Statement Schedules
                and Reports on Form 8-K....................................   13


SIGNATURES      ............................................................  14

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

         As of December 31, 1997 the Partnership has made the real property investments set forth in the following table:

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

         It is the Partnership's policy to conduct its business activities in accordance with the Partnership Agreement which may not be changed without a vote of a majority of the Limited Partnership units outstanding. Pursuant to the Partnership Agreement, the Partnership may not issue senior securities, make loans to other persons, invest in the securities of other entities for the purposes of exercising control, underwrite the securities of others or offer securities in exchange for property.

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

            As circumstances dictate, the Partnership has the right under the Partnership Agreement to borrow money, and to use its investments in real property as collateral for that debt. The amount of debt for acquisitions was subject to a maximum of 75% loan to value. Although not required, the General Partner intends to maintain this limit with any subsequent refinancings. No refinancings occurred in 1997, 1996, or 1995. There is no limit on the number of mortgages that may be taken out on any one piece of the Partnership's real properties.

         The Partnership Agreement provides for the redemption of limited partnership units under certain circumstances. In 1997, 1996 and 1995 the Partnership redeemed no units.

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

                            AVERAGE EFFECTIVE ANNUAL
                                 RENTAL PER UNIT

-------- -------------------- -------------------- --------------------
         BROOKLANE APARTMENTS PRESIDENTIAL ESTATES RAVENWOOD APARTMENTS
         BROWN DEER, WI       INDIANAPOLIS, IN     CINCINNATI, OH
-------- -------------------- -------------------- --------------------
  1997   $6,556               $5,853               $4,447
-------- -------------------- -------------------- --------------------
  1996    6,848                5,542                4,508
-------- -------------------- -------------------- --------------------
  1995    6,718                5,359                4,637
-------- -------------------- -------------------- --------------------
  1994    6,397                4,972                4,634
-------- -------------------- -------------------- --------------------
  1993    5,952                4,865                4,547
-------- -------------------- -------------------- --------------------

                                SCHEDULE OF REAL
                                  ESTATE TAXES

             BROOKLANE      PRESIDENTIAL       RAVENWOOD  (B)
             APARTMENTS     ESTATES            APARTMENTS
             BROWN DEER, WI INDIANAPOLIS, IN   CINCINNATI, OH
------------ -------------- ------------------ --------------
       1997
   TAX RATE       30.99            (a)                *
 ASSESSMENT     $275,556           (a)                *
------------ -------------- ------------------ --------------
       1996
   TAX RATE       29.78           23.71             20.99
 ASSESSMENT     $265,046        $120,512           $75,889
------------ -------------- ------------------ --------------
       1995
   TAX RATE       38.59           24.04             20.57
 ASSESSMENT     $289,404        $135,204           $73,026
------------ -------------- ------------------ --------------
       1994
   TAX RATE       37.28           26.24             18.89
 ASSESSMENT     $279,600        $142,861           $66,989
------------ -------------- ------------------ --------------
       1993
   TAX RATE       35.41           25.85             18.60
 ASSESSMENT     $290,383        $148,552           $66,063
------------ -------------- ------------------ --------------

* Indicates the Partnership did not own the property at the time of assessment.
(a) Data not yet available
(b) The Partnership is allocated 30% of the stated assessment. Griffin Real Estate Fund-V, A Limited Partnership is allocated the remaining 70%.

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                                     PART I
Item 2.  Properties

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

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                                     PART II

 Item 6. Selected Financial Data

                  Griffin Real Estate Fund-IV, A Limited Partnership For the Years Ended December 31, 1997, 1996, 1995, 1994, and 1993


                                                 1997           1996           1995           1994            1993
                                              ----------     -----------    -----------    -----------    -----------
 Total revenues                               $3,820,818     $ 3,665,258    $ 3,600,899    $ 3,394,914    $ 3,244,941
 Income (Loss) before
    extra-ordinary item                          154,728          12,823        (37,252)      (103,729)      (768,243)
 Income (Loss) before
    extra-ordinary item per
    limited partner unit (c)                          10               1             (3)            (8)           (57)
 Extraordinary Item:
    Loss on extinguishment
       of debt                                          -              -             -               -        (78,215)
 Extraordinary item:
    Loss on extinguishment
       of debt per limited
       partner unit (c)                                 -              -             -               -             (6)
 Net income (loss)                                 154,728        12,823        (37,252)      (103,729)      (846,458)
 Net income (loss) per
    limited partner unit (c)                            10             1             (3)            (8)           (63)
 Total assets                                  $ 9,340,491   $10,637,967   $ 10,885,194    $11,049,378    $11,508,304
 Mortgages and
    contracts for deed                          11,261,224    12,267,599     12,363,382     12,453,362     12,558,350
 Cash distributions
    per limited
  partner unit (b)(c)                                  31            5               -               -              -


    a) The above selected financial data should be read in conjunction with the financial statements and the related notes appearing in Exhibit 13 in this annual report.

(b) Cash distributions of $212 per limited partnership unit have been made to the Limited Partners since the inception of the Partnership. These distributions have not resulted in taxable income to such Limited Partners and have therefore all represented a return of capital under Generally Accepted Accounting Principles. Each Partner's taxable income (or loss) from the Partnership in each year is equal to his allocable share of the taxable income (loss) of the Partnership, without regard to cash generated or distributed by the Partnership. The Partnership's Taxable Income and Tax Losses (including net income and losses from operations but not interest income earned on cash reserves and investments) as well as Profit or Loss on the Sale of Properties will constitute passive activity income and losses under the 1986 Act with respect to those taxpayers to which the passive activity rules apply.

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                                     PART II

(c) The net income (loss) and cash distribution per limited partnership unit are based upon the weighted average number of limited partnership units outstanding during the period.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

 RESULTS OF OPERATIONS
         Summary of Operations - 1997 Compared to 1996

         In 1997 the General Partner began marketing the properties for sale resulting in the sale of one of the three apartment communities. The remaining two continue to be marketed for sale. Quarterly distributions for 1997 were $20 per unit (including distributions paid in January 1998) or an annual return of 2% of the limited partners' original investment.

         On June 16, 1997 the Partnership sold the Ravenwood Apartments. In addition to the operational distributions the Partnership distributed an additional $6 per unit in July of 1997 from the sales proceeds. Because of this sale, comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the two remaining properties that were held for the entire year.

Brooklane Apartments:

         Physical occupancy declined to the 90% range in the second quarter of 1997 due to increased construction of new apartments and single family homes. The occupancy rate stayed there the rest of the year and ended at 89% as of December 31, 1997. Gross potential rents increased 2.5% from 1996 over 1997. However, due to the increased vacancy rate and a decrease in other income, gross operating income declined 4.9% from 1996.

         An increase in tenant turnover lead to a $14,159 increase in painting and decorating expenses from $2,245 in 1996 to $16,404 in 1997. There was also a $9,236 increase in advertising expense from $19,439 in 1996 to $28,675 in 1997, which is a result of efforts to lease vacant apartments. Utilities increased 6.3% from $140,124 in 1996 to $149,002 in 1997. These and lesser increases in other expenses were largely offset by a $24,358 decrease in real estate taxes from $289,404 in 1996 to $265,046 in 1997. The real estate tax reduction resulted from a complete reassessment in the Village of Brown Deer, Wisconsin in 1996 for taxes payable in 1997. Capital expenditures of $65,724 were for patio and HVAC repairs and for pool remodeling.

         On June 21, 1997 heavy rains caused flood damages and a subsequent sewer backup. Damages were in excess of $236,000. Insurance reimbursements totaled $202,357 and repairs were completed in 1997. The uninsured loss of over $33,000 is part of the increase in repairs in maintenance. The above mentioned tenant turnover also contributed to the increase in repairs. The total increase was $109,612 going from $132,919 in 1996 to $242,531 in 1997.

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

Presidential Estates:

         The first quarter ended with an 88% physical occupancy rate. Occupancy improved steadily throughout the year ending the year at 97%. Better occupancy combined with a 3.3% increase in rental rates resulted in a 5% increase in revenue from 1996 to 1997.

         Real estate tax expense dropped by nearly $20,000 from 1996 to 1997 primarily because of a reduction obtained through a successful protest of the assessment. Utilities dropped $9,941 from $91,784 in 1996 to $81,843 in 1997 mainly due to lower electrical expense. Payroll expense rose $19,608 from $181,259 in 1996 to $200,867 in 1997 due primarily to an increase in maintenance salaries and employee rental allowances. Capital expenditures of $141,738 were used for landscaping, parking lot overlay, laundry room remodeling and for carpeting decks and balconies.

YEAR 2000

         The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The General Partner is currently evaluating the accounting software to find out if a Year 2000 problem exists. If the results of that evaluation show that there is a problem, there will be a conversion to another software that is widely used in the real estate industry, is readily available and is Year 2000 compliant. Such a conversion, if necessary, would occur in 1999. The General Partner's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations or financial position of the Partnership in any given year.

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

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

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

LIQUIDITY

         The Partnership has approximately $410,299 of cash reserves on hand at December 31, 1997. This should provide the Partnership with ample liquidity with which to operate the Partnership and provide funds for capital improvements to the properties in the near term and into the future. The Partnership has committed approximately $130,000 to capital improvements at Brooklane Apartments and approximately $150,000 at Presidential Estates Apartments.

         Although there can be no assurance of continuing cash flow from property operations, if anticipated cash flow is realized, the Partnership intends to continue distributions in 1998 at an annual rate of $20 or 2% per partnership unit.

         Although there can be no assurance that sale will ultimately be completed, the Partnership intends to sell the Brooklane and Presidential Estates Apartments during 1998. Upon a successful completion of each sale, the proceeds will be distributed.

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP


                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                       Brooklane           Presidential       Ravenwood
                       Apts.               Estates Apts.      Apts.
                       Brown Deer          Indianapolis       Cincinnati
                       Wisconsin           Indiana            Ohio
                       ---------           ------------       ----------

 3/31/97               94%                 88%                85%
 6/30/97               89%                 92%                 *
 9/30/97               90%                 95%                 *
 12/31/97              89%                 97%                 *

 3/31/96               92%                 92%                87%
 6/30/96               98%                 88%                87%
 9/30/96               99%                 92%                87%
 12/31/96              96%                 89%                85%

 3/31/95               95%                 89%                86%
 6/30/95               99%                 95%                91%
 9/30/95               98%                 93%                91%
 12/31/95              96%                 90%                86%

 3/31/94               93%                 83%                91%
 6/30/94               99%                 85%                92%
 9/30/94               96%                 94%                90%
 12/31/94              97%                 91%                88%

 3/31/93               89%                 91%                92%
 6/30/93               99%                 93%                96%
 9/30/93               99%                 90%                94%
 12/31/93              96%                 87%                90%

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

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

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

         The identity and business experience of each of the partners of the General Partner is as follows:

         Larry D. Fransen (age 57) founded Griffin Companies in 1969. He is a Director and senior officer of each of its operating entities, in addition to serving as Chairman. Since 1969, he has acted as general partner in many partnerships investing in apartments, office buildings, warehouses, land and motels.

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

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

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

         Robert S. Dunbar (age 58) is Chief Executive Officer of Griffin Companies. Following several years with Control Data Corporation where he held various administrative and management positions, he was named Executive Vice President of the U.S. Jaycees in 1970, with responsibility for planning, budgeting and administration of the national organization. In 1972, he joined Ed. Phillips & Sons Company in Minneapolis, Minnesota as a sales manager. In 1975 he was elected President of Westland Capital Corporation, a Minneapolis venture capital firm, where he was responsible for analyzing various companies for potential investment opportunities. He joined Griffin Companies in 1977.

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

         Robert E. Christenson (age 61) served as a Senior Vice President of Griffin Companies from April 1982 to March 1985. Since 1970 Mr. Christenson has been active in the brokerage of commercial investment real estate at two regional mortgage banking and investment real estate firms based in Minneapolis, Minnesota.

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

         Thomas A. Robeson (age 66) served as a Senior Vice President of Griffin Companies, which he joined in April 1980, until his departure on February 29, 1988.

         Mr. Robeson's previous business experience includes service in the Investment Division of a national insurance company, from 1955 to 1957, and from 1957 to 1972, with IBM Corporation, where he held various sales and management positions.

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

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

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                  ** Second, any unpaid real estate commissions due to the general partner on the resale of the Partnership properties;

                  ** Third, any remaining balance, 85% to the limited partners and 15% to the general partner.

         The Partnership is entitled to engage in various transactions involving affiliates of the General Partner of the Partnership.

         Griffin Companies ("Griffin"), an affiliate of the General Partner, may be reimbursed for direct expenses relating to the administration of the Partnership and operation of the Partnership real property investments. Griffin received approximately $12,142, $11,756 and $ 11,781 in 1997, 1996, and 1995
respectively, for these expenses.

Reference is made to Note 5 of Notes to Financial Statements appearing elsewhere in this annual report for a description of related party transactions.

Item 12. Limited Partnership Ownership of Certain Beneficial Owners and
         Management

         Everest Investors, LLC, located at 11755 Wilshire Boulevard, Suite 2360 Los Angles, California 90025, is the only person or "group" known by the Partnership to own beneficially more than 5% of the outstanding units of the Partnership. Everest Investors, LLC has only a financial interest in their units which were asigned by the original owners of 722 units. Everest has not been admitted as a limited partner of the Partnership.

                                     Amount and Nature       Percent of Class
                                       of Beneficial          Outstanding at
              Title of Class             Ownership          December 31, 1997
              --------------             ---------          -----------------

         Limited Partnership Units       722 Units                5.5%


         The individual general partners of the General Partner as a group have the following interest in the Partnership:

                                     Amount and Nature       Percent of Class
                                       of Beneficial          Outstanding at
              Title of Class             Ownership          December 31, 1997
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

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

Item 13. Certain Relationships and Related Transactions

         The partners of Griffin Associates-IV, the general partner of the Partnership, are also owners and employees of Griffin Companies, a Minnesota corporation. Accounts payable - affiliates consists of unpaid management fees to and advances from Griffin Companies The following is a summary of approximate fees incurred for the years ended December 31:
                                            1997          1996            1995
                                            ----          ----            ----
          Property management fees       $189,103       $195,590      $ 192,305
          Major improvement
            supervisory fees               65,890         41,901         33,296

         On April 26, 1985, Griffin Real Estate Fund-IV entered into a joint venture with Griffin Real Estate Fund-V for the purpose of purchasing Ravenwood Apartments, with Griffin Real Estate Fund-V designated as the managing partner. Griffin Real Estate Fund-IV contributed $330,000 (30%) and Griffin Real Estate Fund-V contributed $770,000 (70%) to the venture. All allocations of cash flow, tax consequences, expenses, and contributions were in the ratio of 30% to 70%, respectively. There are no remunerations between Griffin Real Estate Fund-IV and Griffin Real Estate Fund-V in relation to the Ravenwood Joint Venture. After the sale of Ravenwood Apartments on June 16, 1997 the joint venture terminated as of December 31, 1997.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         The following documents are filed as part of this report:

                  Exhibit 13: Financial Statements and Schedules

                  Exhibit 27: Financial Data Schedule

         An 8-K was filed on July 1, 1997 in regards to the sale of Ravenwood Apartments on June 16, 1997. Proforma Financial Information was included with this filing. No annual report or proxy material for the fiscal year 1997 has been sent to the Partners of the Partnership. An annual report will be sent to the Partners subsequent to this filing substantially similar to this form 10K.

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP


                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


 Dated:  March 30, 1998                       Griffin Real Estate Fund-IV,
                                              A Limited Partnership




                                              By:       Larry Fransen \s\
                                                        Larry Fransen
                                                        for the General Partner
                                                        Griffin Associates-IV,
                                                        A Limited Partnership

         Pursuant to the requirements of the Securities and Exchange Act of 1934, this Report has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.





 Dated:  March 30, 1998                       By:       Larry Fransen \s\
                                                        -----------------
                                                        Larry Fransen
                                                        Managing General Partner
                                                        of the General Partner
                                                        Griffin Associates-IV
                                                        A Limited Partnership