Form 10-Q
period 1998-03-31
GRIFFIN REAL ESTATE FUND IV
filed 1998-05-13
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549


                                    FORM 10-Q

                 QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE QUARTER ENDED MARCH 31, 1998

                         COMMISSION FILE NUMBER 0-13426

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1470203

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788



Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.
                                                           Yes_x_    No___

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
                                      INDEX


PART 1.    Financial Information

           Condensed Balance Sheets
              March 31, 1998 and December 31, 1997..........................   1

           Condensed Statements of Operations
              for the three months ended
              March 31, 1998 and 1997.......................................   2

           Condensed Statements of Cash Flows
              for the three months ended
              March 31, 1998 and 1997.......................................   3

           Condensed Statements of Changes
              in Partners' Equity for the
              three months ended March 31, 1998.............................   4

           Notes to Financial Statements....................................   5

           Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations................................................. 6-7



PART II.   Other Information................................................   8



SIGNATURES .................................................................   9

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)



                                                  March 31,         December 31,
                                                    1998               1997
                                                ------------       ------------
ASSETS

Cash and cash equivalents                       $    676,911       $    410,299
Receivables and other assets                         579,618            706,146
                                                ------------       ------------
  Total                                            1,256,529          1,116,445
                                                ------------       ------------

PROPERTY:
  Land                                             1,065,093          1,065,093
  Buildings and improvements                      13,839,292         13,839,292
  Furniture and equipment                            889,787            889,787
                                                ------------       ------------
     Total                                        15,794,172         15,794,172
  Less accumulated depreciation                    7,709,044          7,570,126
                                                ------------       ------------
  Property - net                                   8,085,128          8,224,046
                                                ------------       ------------

TOTAL ASSETS                                    $  9,341,657       $  9,340,491
                                                ============       ============


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
  Accounts payable and accrued liabilities      $    567,797       $    622,842
  Security deposits                                   74,518             75,750
  Mortgage notes payable                          11,193,239         11,261,224
                                                ------------       ------------
     Total liabilities                            11,835,554         11,959,816
                                                ------------       ------------


PARTNERS' EQUITY:
  General partner                                   (219,764)          (218,239)
  Limited partners                                (2,274,133)        (2,401,086)
                                                ------------       ------------
     Total partners' equity                       (2,493,897)        (2,619,325)
                                                ------------       ------------

TOTAL LIABILITIES AND PARTNERS' EQUITY          $  9,341,657       $  9,340,491
                                                ============       ============


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                       For the Three Months
                                                          Ended March 31,

                                                       1998            1997
                                                    ----------      ----------
REVENUES
Rental income                                       $  831,796      $  873,789
Interest                                                 6,636           5,931
Other income                                           191,625          23,617
                                                    ----------      ----------
  Total revenues                                     1,030,057         903,337
                                                    ----------      ----------


OPERATING EXPENSES
Operating expenses                                     460,432         495,308
Interest expense                                       227,106         282,534
Depreciation and amortization                          147,617         158,212
                                                    ----------      ----------
  Total operating expenses                             835,155         936,054
                                                    ----------      ----------


NET INCOME (LOSS)                                      194,902         (32,717)

NET INCOME (LOSS) ALLOCATED TO
  GENERAL PARTNER                                        1,949            (327)
                                                    ----------      ----------

NET INCOME (LOSS) ALLOCATED TO
  LIMITED PARTNERS                                  $  192,953      $  (32,390)
                                                    ==========      ==========

NET INCOME (LOSS) PER LIMITED PARTNERSHIP UNIT
  (weighted average basis)                          $    14.62      $    (2.45)
                                                    ==========      ==========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         For the Three Months
                                                            Ended March 31,

                                                         1998            1997
                                                      ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                   $ 194,902       $ (32,717)
  Adjustments to reconcile net income(loss)
     to net cash provided by operating
     activities:
        Depreciation and amortization                   147,617         158,212
        Decrease in other assets-net                    117,829           1,917
Decrease in accounts payable
           and accrued liabilities                      (55,045)        (58,016)
        Decrease in security deposits                    (1,232)         (1,705)
                                                      ---------       ---------
Net cash provided by operating activities               404,071          67,691
                                                      ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Distributions to partners                             (69,474)       (138,945)
  Reduction in mortgage payable                         (67,985)        (25,420)
                                                      ---------       ---------
Net cash used by financing activities                  (137,459)       (164,365)
                                                      ---------       ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        266,612         (96,674)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         410,299         609,754
                                                      ---------       ---------

CASH AND CASH EQUIVALENTS - END OF PERIOD             $ 676,911       $ 513,080
                                                      =========       =========

CASH PAID DURING THE PERIOD FOR INTEREST              $ 227,105       $ 285,285
                                                      =========       =========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                    FOR THE THREE MONTHS ENDED March 31, 1998
                                   (unaudited)



                                  GENERAL            LIMITED           TOTAL
                                  PARTNER           PARTNERS        PARTNERSHIP
                                -----------       -----------       -----------
PARTNERS' EQUITY (DEFICIT)
   JANUARY 1, 1998              $  (218,239)      $(2,401,086)      $(2,619,325)

DISTRIBUTIONS                        (3,474)          (66,000)          (69,474)

NET INCOME                            1,949           192,953           194,902
                                -----------       -----------       -----------

PARTNERS' EQUITY (DEFICIT)
   March 31, 1998               $  (219,764)      $(2,274,133)      $(2,493,897)
                                ===========       ===========       ===========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                 March 31, 1998
                                   (unaudited)

1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-IV, A Limited Partnership's financial position as of March 31, 1998 and December 31, 1997 and the results of its operations for the three months ended March 31, 1998 and 1997 and its cash flows for the three months ended March 31, 1998 and 1997.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1997 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors, and officers of the Griffin Companies, A Minnesota corporation. The following is a summary of fees incurred for the three months ended March 31, 1998 and 1997 relating to the Griffin Companies and its affiliates:

                                            1998                1997
                                          --------            --------
            Management fees               $ 55,887            $ 49,491
            Supervisory fees              $  9,253            $ 13,359


3.    TAXABLE INCOME (LOSS)

      The net income (loss) shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                       For the Three Months
                                                          Ended March 31,

                                                       1998             1997
                                                    ---------        ---------
Net income (loss) per statement of operations       $ 194,902        $ (32,717)

Excess of tax depreciation over
  book depreciation                                   (19,498)         (21,893)
                                                    ---------        ---------

Taxable income (loss)                               $ 175,404        $ (54,610)
                                                    =========        =========

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Partnership had cash and cash equivalents of $676,911 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1998.

Distributions of $8 per Limited Partnership unit to partners were made following the first quarter of 1998 to unit holders of record on March 31, 1998. Future cash distributions will depend on future property operations.

RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

On June 16, 1997 the Partnership sold its interest in the Ravenwood Apartments, therefore comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the two remaining properties that were still held in the first quarter of 1998.

Brooklane Apartments:

For the first quarter of 1998 rental rates were up about 3.5%. However, physical occupancy was down from 94% to 84%. As a result, total revenues including rents and other income declined by $29,267 from $482,845 to $453,578 in 1998. Operating expenses for the first quarter increased about 2.7% from 1997 to 1998. Repairs and Maintenance together with Painting and Decorating totaled $16,410 for 1998 and $24,192 for 1997, an increase of $7,782. This is a direct result of the above mentioned decline in occupancy which leads to more expense in the effort to get apartments rent ready after move-outs. Real estate taxes declined $5,333 from $74,774 in 1997 to $69,441 in 1998, while other operating expenses did not show unusually large increases or decreases from the first quarter of 1997.

Presidential Estates:

Rental rates increased less that 3% from the first quarter of 1997 to the first quarter of 1998. Nevertheless, physical occupancy increased from 88% to 99% for the same period. These two factors along with a small increase in Other Income resulted in an increase of 13.7% in total revenues. The management fee which is calculated on revenues increased $9,362 from $18,511 to $27,873 in the first quarter of 1998, and Painting and Decorating increased $6,141 from $2,518 to $8,659. Real estate taxes on the other hand declined $7,224 from $36,981 to $29,757. Little change occurred in other operating expenses from the first quarter of 1997.

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


                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                                  1997                          1998
                       --------------------------     --------------------------
                                   at                            at
                       3/31   6/30   9/30   12/31     3/31   6/30   9/30   12/31
1. Presidential
   Estates Apts.
   Indianapolis, IN     88%    92%    95%     97%      99%

2. Brooklane Apts.
   Brown Deer, WI       94%    89%    90%     89%      84%

3. Ravenwood Apts.
   Cincinnati, OH       85%      *      *       *        *


* Indicates the Partnership did not own the property at the end of the quarter.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP


                                     PART II
                                OTHER INFORMATION


Item 1.     Legal Proceedings

            As, as of March 31, 1998, an individual was pursuing a legal action against the Partnership for injuries sustained in a fall. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. Any judgement against the Partnership would be covered by insurance.


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



                                           GRIFFIN REAL ESTATE FUND-IV,
                                           A LIMITED PARTNERSHIP



Date:  May 15, 1998                        By    /s/ Larry D. Fransen
                                                     --------------------------
                                                     Larry D. Fransen, for the
                                                     General Partner, Griffin
                                                     Associates-IV, A Limited
                                                     Partnership



Date:  May 15, 1998                        By    /s/ Larry D. Fransen
                                                     --------------------------
                                                     Larry D. Fransen,
                                                     Managing General Partner
                                                     of the General Partner
                                                     Griffin Associates-IV
                                                     A Limited Partnership