Form 10-Q
period 1998-06-30
GRIFFIN REAL ESTATE FUND IV
filed 1998-08-11
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                       FOR THE QUARTER ENDED JUNE 30, 1998

                         COMMISSION FILE NUMBER 0-13426

               GRIFFIN REAL ESTATE FUND-IV, A LIMITED PARTNERSHIP

                              MINNESOTA 41-1470203

                         510 MARQUETTE AVENUE, SUITE 300

                          MINNEAPOLIS, MINNESOTA 55402

                  REGISTRANT'S TELEPHONE NUMBER (612) 338-2828

                            WATS NUMBER 800-328-3788





Indicate by check mark whether the registrant (1) has filed reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                                                                 Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q
or any amendment to this Form 10-Q.                               [ ]

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNESHIIP

                                      INDEX



PART I.   Financial Information

          Condensed Balance Sheets
              June 30, 1998 and December 30, 1997..............................1

          Condensed Statements of Operations
              for the three months and six months ended
              June 30, 1998 and 1997...........................................2

          Condensed Statements of Cash Flows
              for the six months ended
              June 30, 1998 and 1997...........................................3

          Condensed Statements of Changes
              in Partners' Equity for the
              six months ended June 30, 1998...................................4

          Notes to Financial Statements........................................5

          Management's Discussion and Analysis of
              Financial Conditions and Results
              of Operations..................................................6-7


Part II.  Other Information....................................................8

SIGNATURES ....................................................................9

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                          JUNE 30, 1998   DECEMBER 31, 1997
                                          -------------   -----------------
ASSETS
------

Cash and Cash Equivalents                  $    548,615    $    410,299
     Receivables and Other Assets               604,859         706,146
                                           ------------    ------------
     Total                                    1,153,474       1,116,445
                                           ------------    ------------

PROPERTY:
Land                                          1,065,093       1,065,093
Buildings and Improvements                   13,839,292      13,839,292
Furniture and Equipment                         889,787         889,787
                                           ------------    ------------
     Total                                   15,794,172      15,794,172
Less Accumulated Depreciation                 7,847,963       7,570,126
                                           ------------    ------------
Property - Net                                7,946,209       8,224,046
                                           ------------    ------------

TOTAL ASSETS                               $  9,099,683    $  9,340,491
                                           ============    ============


LIABILITIES AND PARTNERSHIP EQUITY
----------------------------------

LIABILITIES:
Accounts Payable and Accrued Liabilities   $    556,626    $    622,842
Security Deposits                                72,546          75,750
Mortgage Notes Payable                       11,211,950      11,261,224
                                           ------------    ------------
     Total Liabilities                       11,841,122      11,959,816
                                           ------------    ------------

PARTNERS' EQUITY:
General Partner                                (226,686)       (218,239)
Limited Partner                              (2,514,753)     (2,401,086)
                                           ------------    ------------
     Total Partners Deficit                  (2,741,439)     (2,619,325)
                                           ------------    ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT    $  9,099,683    $  9,340,491
                                           ============    ============















See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)




                                    FOR THE THREE MONTHS         FOR THE SIX MONTHS
                                       ENDED JUNE 30                ENDED JUNE 30
                                    1998           1997          1998          1997
                                --------------------------   -------------------------

REVENUES

Rental Income                   $   810,698    $   846,048   $ 1,642,494   $ 1,719,837
Interest Income                       7,020          6,574        13,656        12,505
Other Income                         21,083         26,347       212,708        49,964
Gain on Sale of Property               --          291,087          --         291,087
                                -----------    -----------   -----------   -----------
     Total Revenues                 838,801      1,170,056     1,868,858     2,073,393
                                -----------    -----------   -----------   -----------

OPERATING EXPENSES

Operating Expenses                  512,000        451,730       972,432       947,038
Interest Expense                    315,567        282,162       542,673       564,696
Depreciation and
     amortization                   147,618        181,584       295,235       339,796
                                -----------    -----------   -----------   -----------
Total Operating Expenses            975,185        915,476     1,810,340     1,851,530
                                -----------    -----------   -----------   -----------

NET INCOME (LOSS)                  (136,384)       254,580        58,518       221,863

NET INCOME ALLOCATED (LOSS)
     TO GENERAL PARTNER              (1,364)         1,086           585          (550)
                                -----------    -----------   -----------   -----------

NET INCOME (LOSS) ALLOCATED
     TO LIMITED PARTNERS        $  (135,020)   $   253,494   $    57,933   $   222,413
                                ===========    ===========   ===========   ===========

NET INCOME (LOSS) PER LIMITED
     PARTNERSHIP UNIT
(weighted average basis)        $    (10.23)   $     19.20   $      4.39   $     16.85
                                ===========    ===========   ===========   ===========















See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                         FOR THE SIX MONTHS
                                                           ENDED JUNE 30,
                                                        1998           1997
                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income                                          $    58,518    $   221,863
Adjustments to reconcile Net Income
    to Net Cash Provided by Operating Activities:
       Gain on Sale of Property                            --         (291,087)
       Depreciation and Amortization                    295,235        339,796
       Decrease  in other assets - net                   83,889         16,531
       Decrease in Accounts Payable
          and Accrued Liabilities                       (66,216)       (85,329)
       Decrease in Security Deposits                     (3,204)        (8,609)
                                                    -----------    -----------
Net Cash Provided by Operating Activities               368,222        193,165
                                                    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

    Purchase of Property                                   --          (40,998)
    Proceeds from Sale of Property and Equipment           --        1,000,195
                                                    -----------    -----------
Net Cash Provided by Investing Activities                  --          959,197
                                                    -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

    Reduction in mortgage payable                       (49,274)      (958,063)
    Distributions to partners                          (180,632)      (208,419)
                                                    -----------    -----------
Net Cash Used by Financing Activities                  (229,906)    (1,166,482)
                                                    -----------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        138,316        (14,120)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD         410,299        609,754
                                                    -----------    -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD           $   548,615    $   595,634
                                                    ===========    ===========

CASH PAID DURING THE PERIOD FOR INTEREST            $   541,897    $   574,617
                                                    ===========    ===========











See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARNTERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                                   (unaudited)


                               General         Limited         Total
                               Partner        Partners      Partnership

Partner's Equity (Deficit)
     January 1, 1998         $  (218,239)   $(2,401,086)   $(2,619,325)

Net Income                           585         57,933         58,518

Distributions                     (9,032)      (171,600)      (180,632)
                             -----------    -----------    -----------

Partners' Equity (Deficit)
     June 30, 1998           $  (226,686)   $(2,514,753)   $(2,741,439)
                             ===========    ===========    ===========


































See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  JUNE 30, 1998
                                   (unaudited)

1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit. As of June 30, 1998 there were 13,200 limited partnership units outstanding.

     In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-IV, A Limited Partnership's financial position as of June 30, 1998 and December 31, 1997 and the results of its operations for the three months and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997.

     The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1997 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.

2.   RELATED PARTY TRANSACTIONS

     The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the six months ended June 30, 1998 and 1997 relating to the Griffin Companies and its affiliates:


                                                        1998             1997
                                                        ----             ----

                  Management fees                   $ 115,598        $  97,745
                  Supervisory fees                  $  11,527        $  20,189

3.   TAXABLE LOSS

     The net loss shown on the statement of operations is reconciled to the taxable loss as follows:

                                                        FOR THE SIX MONTHS
                                                          ENDED JUNE 30,
                                                       1998             1997
                                                       ----             ----

     Net income (loss) per statement of operations  $  58,518        $ 221,863

     Excess of tax depreciation over
        book depreciation                             (38,996)         (43,346)
                                                    ---------       -----------

     Taxable income (loss)                          $  19,522       $  178,517
                                                      =======        ==========

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1998, the Partnership had cash and cash equivalents of $548,615 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1998.

Distribution to partners of $5 per Limited Partnership unit were made following the first quarter and again following the second quarter of 1998 to unit holders of record on June 30, 1998. Future cash distributions will depend on future property operations.


RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

On June 16, 1997 the Partnership sold its interest in the Ravenwood Apartments, therefore comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the two remaining properties that were still held in the second quarter of 1998.

Brooklane Apartments:

For the first half of 1998 rental rates were up about 3.3%. However, physical occupancy was down from 89% to 85%. As a result, total revenues including rents and other income declined by $67,111 from $962,271 to $895,160 in 1998. With the exception of real estate taxes and management fees, operating expenses for the first half increased across the board, about 11.4% in total, from $436,811 to $486,627. The largest increases were in the categories of Repairs and Maintenance and in Painting and Decorating expenses. These two combined for an increase of $33,750 from $32,273 in 1997 to $66,023 in 1998. This is a direct result of the above mentioned decline in occupancy which leads to more expense in the effort to get apartments rent ready after move-outs.

On June 16, 1998, a formal sales contract was executed for the sale of Brooklane Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of September. A Securities and Exchange Commission Form 8-K will be filed following the closing which will detail the transaction.

Presidential Estates

Rental rates increased less than 3% from the first half of 1997 to the first half of 1998. Nevertheless, physical occupancy increased from 92% to 94% for same period. These two factors along with a small increase in Other Income resulted in an increase of 13.6% in total revenues. The management fee which is calculated on revenues increased $11,714 from $36,430 to $48,144 in the first half of 1998, and Painting and Decorating increased $9,690 from $7,305 to $16,995. Other operating expenses changed little during the first half of 1998 as compared to the first half of 1997.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On June 15, 1998, a formal sales contract was executed for the sale of Presidential Estates. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of August. A Securities and Exchange Commission Form 8-K will be filed following the closing which will detail the transaction.

Year 2000

The year 2000 compliance issue concerns the inability of computerized information systems to accurately calculate, store or use a date after 1999. This could result in a system failure or miscalculations causing disruptions of operations. The General Partner is currently evaluating the accounting software to find out if a Year 2000 problem exists. If the results of that evaluation show that there is problem, there will be a conversion to another software that is widely used in the real estate industry, is readily available and is Year 2000 compliant. Such a conversion, if necessary, would occur in 1999. The General Partner's current estimate is that the costs associated with the Year 2000 issue, and the consequences of incomplete or untimely resolution of the Year 2000 issue, will not have a material adverse affect on the results of operations or financial position of the Partnership in any given year.

                                 OCCUPANCY TABLE
Approximate occupancy levels of the Partnership's investment property by quarter.


                                        1997                              1998
                                         at                                at
                            ----------------------------     ----------------------------
                            3/31    6/30    9/30   12/31     3/31    6/30   9/30    12/31
1.   Presidential
     Estates Apts.
     Indianapolis, IN       88%       92%   95%    97%       99%     94%

2.   Brooklane Apts.
     Brown Deer, WI         94%       89%   90%    89%       84%     85%

3.   Ravenwood Apts.
     Cincinnati, OH         85%       *     *      *         *       *


* Indicates the Partnership did not own this property at the end of the quarter.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

As of June 30, 1998 an individual was pursuing a legal action against the Partnership for the injuries sustained in a fall. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. any judgment against the Partnership would be covered by insurance.

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits
               Exhibit 27 Financial Data Schedule

         (b) No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           GRIFFIN REAL ESTATE FUND-IV
                                           A LIMITED PARTNERSHIP


Dated:   August 14, 1998               By: /s/  Larry D. Fransen
                                           -------------------------------------
                                           Larry D. Fransen, for the
                                           General Partner, Griffin
                                           Associates-IV, A Limited
                                           Partnership

Dated:   August 14, 1998               By: /s/  Larry D. Fransen
                                           -------------------------------------
                                           Larry D. Fransen,
                                           Managing General Partner of the
                                           General Partner Griffin Associates-IV
                                           A Limited Partnership