Form 10-Q
period 1998-09-30
GRIFFIN REAL ESTATE FUND IV
filed 1998-11-12
CIK 728526

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

                       THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

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

                                      INDEX



PART I.       Financial Information

              Condensed Balance Sheets
                  September 30, 1998 and December 31, 1997...................1

              Condensed Statements of Operations
                  for the three months and nine months ended
                  September 30, 1998 and 1997................................2

              Condensed Statements of Cash Flows
                  for the nine months ended
                  September 30, 1998 and 1997................................3

              Condensed Statements of Changes
                  in Partners' Equity for the
                  nine months ended September 30, 1998.......................4

              Notes to Financial Statements..................................5

              Management's Discussion and Analysis of
                  Financial Conditions and Results
                  of Operations............................................6-7


Part II.      Other Information..............................................8

SIGNATURES...................................................................9

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                            CONDENSED BALANCE SHEETS
                                   (unaudited)


                                              SEPTEMBER 30,      DECEMBER 31,
                                                  1998               1997
                                              ------------       ------------
ASSETS

Cash and Cash Equivalents                     $    370,040       $    410,299
Receivables and Other Assets                       420,667            706,146
                                              ------------       ------------
      Total                                        790,707          1,116,445
                                              ------------       ------------

PROPERTY:
Land                                               834,000          1,065,093
Buildings and Improvements                       7,548,536         13,839,292
Furniture and Equipment                            358,298            889,787
                                              ------------       ------------
Total                                            8,740,834         15,794,172
Less Accumulated Depreciation                    4,212,650          7,570,126
                                              ------------       ------------
Property - Net                                   4,528,184          8,224,046
                                              ------------       ------------

TOTAL ASSETS                                  $  5,318,891       $  9,340,491
                                              ============       ============


LIABILITIES AND PARTNERSHIP EQUITY

LIABILITIES:
Accounts Payable and Accrued Liabilities      $    353,385       $    622,842
Security Deposits                                   43,129             75,750
Mortgage Notes Payable                           6,380,479         11,261,224
                                              ------------       ------------
      Total Liabilities                          6,776,993         11,959,816
                                              ------------       ------------

PARTNERS' EQUITY:
General Partner                                    (55,858)          (218,239)
Limited Partner                                 (1,402,244)        (2,401,086)
                                              ------------       ------------
      Total Partners Deficit                    (1,458,102)        (2,619,325)
                                              ------------       ------------

TOTAL LIABILITIES AND PARTNERS' DEFICIT       $  5,318,891       $  9,340,491
                                              ============       ============


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                         FOR THE THREE MONTHS                FOR THE NINE MONTHS
                                          ENDED SEPTEMBER 30                  ENDED SEPTEMBER 30
                                        1998              1997              1998              1997
                                    -----------------------------       -----------------------------
REVENUES

Rental Income                       $   635,363       $   821,409       $ 2,277,857       $ 2,541,246
Interest Income                          16,397             4,183            30,053            16,688
Other Income                             22,759            24,952           235,467            74,916
Gain on Sale of Property              5,563,968            (2,269)        5,563,968           288,818
                                    -----------       -----------       -----------       -----------
     Total Revenues                   6,238,487           848,275         8,107,345         2,921,668
                                    -----------       -----------       -----------       -----------

OPERATING EXPENSES

Operating Expenses                      347,262           694,196         1,319,694         1,641,234
Interest Expense                        229,431           260,386           772,104           825,082
Depreciation and
      amortization                      111,783           145,874           407,018           485,670
                                    -----------       -----------       -----------       -----------
Total Operating Expenses                688,476         1,100,456         2,498,816         2,951,986
                                    -----------       -----------       -----------       -----------

NET INCOME (LOSS) BEFORE
      EXTRAORDINARY ITEM             (5,550,011)         (252,181)        5,608,529           (30,318)

EXTRAORDINARY ITEM
      LOSS ON EXTINGUISHMENT
      OF DEBT                           (88,849)               --           (88,849)               --
                                    -----------       -----------       -----------       -----------

NET INCOME (LOSS)                     5,461,162          (252,181)        5,519,680           (30,318)

NET INCOME (LOSS) ALLOCATED
      TO GENERAL PARTNER                217,053            (2,522)          217,638              (303)
                                    -----------       -----------       -----------       -----------

NET INCOME (LOSS) ALLOCATED
      TO LIMITED PARTNERS           $ 5,244,109       $  (249,659)      $ 5,302,042       $   (30,015)
                                    ===========       ===========       ===========       ===========

PER UNIT:
NET INCOME (LOSS) BEFORE
            EXTRAORDINARY ITEM      $    403.94       $    (18.91)      $    408.33       $     (2.27)

EXTRAORDINARY ITEM                        (6.66)               --             (6.66)               --
                                    -----------       -----------       -----------       -----------

NET INCOME (LOSS)                   $    397.28       $    (18.91)      $    401.67       $     (2.27)
                                    ===========       ===========       ===========       ===========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                               FOR THE NINE MONTHS
                                                               ENDED SEPTEMBER 30,
                                                             1998              1997
                                                         -----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

Net Income (Loss)                                        $ 5,519,680       $   (30,318)
Adjustments to reconcile Net Income (Loss)
     to Net Cash Provided by Operating Activities:
         Gain on Sale of Property                         (5,563,968)         (288,818)
         Extraordinary Item - Loss on
              Extinguishment of Debt                          88,849                --
         Depreciation and Amortization                       407,018           485,670
         (Increase) Decrease  in other assets - net          172,772           (15,024)
         Decrease in Accounts Payable
              and Accrued Liabilities                       (269,457)          (83,944)
         Decrease in Security Deposits                       (32,621)          (11,421)
                                                         -----------       -----------
Net Cash Provided by Operating Activities                    322,273            56,145
                                                         -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:

     Purchase of Property                                         --          (156,922)
     Proceeds from Sale of Property and Equipment          8,876,670           997,926
                                                         -----------       -----------
Net Cash Provided by Investing Activities                  8,876,670           841,004
                                                         -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

     Reduction in mortgage payable                        (4,880,745)         (988,069)
      Distributions to partners                           (4,358,457)         (357,893)
                                                         -----------       -----------
Net Cash Used by Financing Activities                     (9,239,202)       (1,345,962)
                                                         -----------       -----------

DECREASE IN CASH AND CASH EQUIVALENTS                        (40,259)         (448,813)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD              410,299           609,754
                                                         -----------       -----------

CASH AND CASH EQUIVALENTS - END OF PERIOD                $   370,040       $   160,941
                                                         ===========       ===========

CASH PAID DURING THE PERIOD FOR INTEREST                 $   809,104       $   835,233
                                                         ===========       ===========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARNTERSHIP
               CONDENSED STATEMENTS OF CHANGES IN PARTNERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998
                                   (unaudited)


                                  General            Limited           Total
                                  Partner           Partners        Partnership
                                -----------       -----------       -----------
Partner's Equity (Deficit)
      January 1, 1998           $  (218,239)      $(2,401,086)      $(2,619,325)

Net Income                          217,638         5,302,042         5,519,680

Distributions                       (55,257)       (4,303,200)       (4,358,457)
                                -----------       -----------       -----------

Partners' Equity (Deficit)
      September 30, 1998        $   (55,858)      $(1,402,244)      $(1,458,102)
                                ===========       ===========       ===========


See notes to condensed financial statements.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (unaudited)

1. Griffin Real Estate Fund-IV, A Limited Partnership (the Partnership) was formed by Griffin Associates-IV, A Limited Partnership (the General Partner) on March 13, 1984 under the laws of the State of Minnesota. The limited partnership offering terminated on December 22, 1984 at which time 13,220 units had been sold at a value of $1,000 per unit. As of September 30, 1998 there were 13,200 limited partnership units outstanding.

      In the opinion of management, the accompanying unaudited financial statements contain all adjustments necessary to present fairly Griffin Real Estate Fund-IV, A Limited Partnership's financial position as of September 30, 1998 and December 31, 1997 and the results of its operations for the three months and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997.

      The accounting policies followed by the Partnership are set forth in Note 1 to the Partnership financial statements in the 1997 Griffin Real Estate Fund-IV, A Limited Partnership Form 10K.

2.    RELATED PARTY TRANSACTIONS

      The partners of Griffin Associates-IV, A Limited Partnership, the general partner of the Partnership, are also owners, directors and officers of the Griffin Companies, a Minnesota corporation. The following is a summary of fees incurred for the nine months ended September 30, 1998 and 1997 relating to the Griffin Companies and its affiliates:


                                         1998           1997
                                      ---------      ---------
            Management fees           $ 172,481      $ 142,625
            Supervisory fees          $  20,516      $  47,284

3.    TAXABLE INCOME (LOSS)

      The net income (loss) shown on the statement of operations is reconciled to the taxable income (loss) as follows:

                                                           FOR THE NINE MONTHS
                                                           ENDED SEPTEMBER 30,
                                                           1998           1997
                                                        ----------     --------
      Net income (loss) per statement of operations     $5,519,680     $(30,318)

      Excess of tax depreciation over
           book depreciation                               (48,405)     (62,652)
                                                        ----------     --------

      Taxable income (loss)                             $5,471,275     $(92,970)
                                                        ==========     ========

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1998, the Partnership had cash and cash equivalents of $370,040 which will be used for working capital requirements of the Partnership and its properties. It is anticipated that the Partnership will be able to meet current obligations and commitments from cash on hand and from cash generated from operations during 1998.

Distribution to partners of $8 per Limited Partnership unit were made following the first and second quarters and again following the third quarter of 1998 to unit holders of record on September 30, 1998. In addition, sale proceeds of $305 per unit were distributed on September 3, 1998 following the sale of the Presidential Estates Apartments on August 14, 1998. Future cash distributions will depend on future property operations.


RESULTS OF OPERATIONS

The General Partner, after reasonable inquiry, is not aware of any material factors relating to any of the Partnership's properties or the operations of the Partnership that would cause the financial information of the Partnership not to be indicative of future operating results or of future financial conditions.

On June 16, 1997 the Partnership sold its interest in the Ravenwood Apartments. Also, on August 14, 1998 the Partnership sold the Presidential Estates Apartments. With these sales, comparison of results from one year to the next is not possible for the Partnership taken as a whole. The following discussion is therefore limited to the one remaining property that was still held in the third quarter of 1998.

Brooklane Apartments:

For the first nine months of 1998 rental rates were up almost 3% over the same period in 1997. However, physical occupancy is only now recovering from the 84% seen in the first quarter of 1998. The occupancy as of September 30, 1998 was 94%. As a result, total revenues including rents and other income declined by $55,563 from $1,432,642 over the first nine months of 1997 to $1,377,079 in 1998. Operating Expenses as whole increased by about 17% from the first nine months of 1997 to the same period in 1998. The largest increases were in the categories of Repairs and Maintenance and in Painting and Decorating expenses. These two combined for an increase of $63,160 from $53,601 in 1997 to $116,761 in 1998. This is a direct result of the above mentioned decline in occupancy which leads to more expense in the effort to get apartments rent ready after move-outs.

On June 16, 1998, a formal sales contract was executed for the sale of Brooklane Apartments. Although there can be no assurance a closing will ultimately occur, a closing of the sale is expected during the month of November. A Securities and Exchange Commission Form 8-K will be filed following the closing which will detail the transaction.

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

                                 OCCUPANCY TABLE

Approximate occupancy levels of the Partnership's investment property by quarter.

                                  1997                       1998
                                   at                         at
                       -------------------------   -------------------------
                       3/31   6/30   9/30  12/31   3/31   6/30   9/30  12/31

1. Presidential
   Estates Apts.
   Indianapolis, IN     88%    92%    95%    97%    99%    94%     *

2. Brooklane Apts.
   Brown Deer, WI       94%    89%    90%    89%    84%    85%    94%

3. Ravenwood Apts.
   Cincinnati, OH       85%     *      *      *      *      *      *

* Indicates the Partnership did not own this property at the end of the quarter.

                          GRIFFIN REAL ESTATE FUND-IV,
                              A LIMITED PARTNERSHIP

                                     PART II
                                OTHER INFORMATION

Item 1.     Legal Proceedings

As of September 30, 1998 an individual was pursuing a legal action against the Partnership for the injuries sustained in a fall. The individual is attempting to recover monetary damages and to receive reimbursement for medical costs. Any judgment against the Partnership would be covered by insurance.

Item 6.     Exhibits and Reports on Form 8-K

            (a)     Exhibits
                    Exhibits 27 Financial Data Schedule

            (b) Form 8-K was filed on August 28, 1998 to report the sale of Presidential Estates Apartments on August 14, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   GRIFFIN REAL ESTATE FUND-IV
                                   A LIMITED PARTNERSHIP


Dated:  November 13, 1998          By:  /s/  Larry D. Fransen
                                        ---------------------
                                        Larry D. Fransen, for the
                                        General Partner, Griffin
                                        Associates-IV, A Limited
                                        Partnership


Dated:  November 13, 1998          By:  /s/  Larry D. Fransen
                                        ---------------------
                                        Larry D. Fransen,
                                        Managing General Partner of the
                                        General Partner Griffin Associates-IV
                                        A Limited Partnership